Form 10KSB
period 2005-05-31
NSM Holdings, Inc.
filed 2005-10-13
CIK 1302947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  May 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________  to _______________

Commission file number - 00051571

NSM HOLDINGS, INC.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	98-0425713 (I.R.S. Employer Identification No.)
Suite 1106, 1200 West 73rd Avenue, Vancouver, British Columbia (Address of principal executive offices)	V6P 6G5 (Zip Code)

Issuer’s telephone number: (604) 671-8780

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered

None	N/A

Securities registered pursuant to Section 12(g) of the Act:

shares of common stock - $0.001 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [  ]

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[  ] Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $20,590

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $44,500 as of October 12, 2005

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 12, 2005
shares of common stock - $0.001 par value	3,445,000

Documents incorporated by reference: Exhibit 3.1 (Certificate of Incorporation), Exhibit 3.2 (By-laws), Exhibit 3.3 (Certificate of Incorporation for Northern Star Distributors Ltd.), Exhibit 3.4 (Notice of Articles for Northern Star Distributors Ltd.), Exhibit 3.5 (Articles of Northern Star Distributors Ltd.), Exhibit 10.1 (Asset Purchase Agreement), and Exhibit 10.2 (Sublease) all filed as Exhibits to NSM’s registration statement on Form SB-2/A filed on April 12, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [  ] No [ x ]

Page - 2

PART I

Item 1. Description of Business.

(a)	Business Development

NSM is a holding company incorporated under the laws of the State of Delaware on April 8, 2004, which operates through its wholly-owned subsidiary, Northern Star Distributors Ltd.

NSM is in the e-commerce business and provides products and services for model ship enthusiasts, offering its products and services to the internet consumer through its website www.northernstarmall.com.

NSM’s one subsidiary, Northern Star Distributors Ltd. (“Northern Star”), was incorporated under the laws of the Province of British Columbia on April 8, 2004.

Neither NSM nor Northern Star have been involved in any bankruptcy, receivership or similar proceedings. There have been no material reclassifications, mergers, consolidations or purchases or sales of a significant amount of assets not in the ordinary course of NSM’s business.

(b)	Business of NSM

NSM is in the e-commerce business and provides products and services for model ship enthusiasts, offering unique products to the internet consumer through its website www.northernstarmall.com. NSM operates through Northern Star. The website offers products and services for the model ship enthusiast, specifically wooden ship builders. The core products include model ship kits, micro tools, limited-edition prints, books and magazines based on the model ship genre. The website currently offers a host of marine themed products and memorabilia. The products are priced competitively, relative to NSM’s competitors, and offered through a website on a secure server offering privacy, ease of order and quick delivery. The website is fully functional and operational. Northern Star inventories a selection of its products and has arrangements with suppliers and manufacturers for others whereby certain suppliers will ship directly to the customer without having the item sent to NSM’s offices.

Products and Services

NSM will provide marine hobby products through its website. Currently the products offered through the website are:

! Model ship kits: These products are from various manufacturers around the globe, with a focus on European kit suppliers.

! Micro tools: NSM supplies tools such as Proxxon (similar to the Dremel brand and line), which specifically cater to model builders.

! Limited edition prints: NSM sells nautical themed artwork created by Robin Brooks of the United Kingdom, including hand painted artwork of ships, and prints and lithographs.

NSM plans to provide a hobby website that provides specialty kits, marine antiquities, marine prints, and any other marine hobby items that will educate and target the sophisticated hobby market.

NSM strives to provide a level of customer service that gives a caring human element to any transaction that requires the customer to speak with NSM and potentially creates a long-term customer with each website visitor. NSM wants potential customers to perceive the website as a preferred source of unique maritime products packaged and delivered in a professional, authoritative and efficient manner.

NSM confirms that it has no major customers at this time.

Distribution of Products and Services

The main modes of distribution of NSM’s products are (1) NSM’s website, (2) strategic alliances, (3) direct wholesaling to retailers, and (4) the use of Ebay.com, all as described in more detail below:

Page - 3

1) northernstarmall.com Website

For any early stage company it would be financially impossible for NSM to provide brick and mortar locations to all customers in all regions. Due to the specialty products that NSM provides and the diverse locations that customers live, very few cities would have enough customers to warrant a retail location. The nature of NSM’s products, the demographics of potential customers, and their need to source specific marine items makes e-commerce a very suitable mode of providing product information to NSM’s customers and promoting distribution and sales of NSM’s products.

The products and their detailed features are described in detail in the professionally designed www.northernstarmall.com website. The products are offered through a simple “point and click” interface and transaction secure website accepting the usual modes of secured credit card payments. Coupled with contact information, a privacy policy and a 100% satisfaction guarantee the website offers all the safety and ease of a professionally designed e-commerce website. NSM has adopted a policy of a 24-hour turnaround period from receipt of order to shipping of the product through established couriers like FedEx and UPS. NSM plans to establish a customer service line via a toll-free phone line during business hours to answer customer queries.

2) Strategic Alliances

NSM intends on developing strategic alliances to market its maritime products by taking advantage of museums and existing brick and mortar stores and leverage on its existing retail distribution channels. The Maritime Museum and the Model Ship Museum, both located in Vancouver, British Columbia, are two examples of successful relationships that have been developed. The previous management of NSM’s business established the relationships with both the museums in approximately 2002. Zuber Jamal believes that these relationships are successful because the standards of workmanship required and requested by the museums are very high and the museums have allowed NSM’s products to go on sale in their stores, which in turn provides a form of advertisement for NSM’s products. Mr. Jamal believes that nautical connoisseurs will be more apt to purchase from a company that carries this legitimacy. Currently, NSM does not have a formal agreement with any strategic alliance partner, including the museums.

Also, Mr. Jamal and NSM’s technical team are developing marketing strategies with various strategic sites on the internet that would drive traffic to www.northernstarmall.com. The relationships may be from reciprocal hyperlinks, banner ads or profiles on these sites. Currently, Mr. Jamal has identified some suitable strategic partners for its products and services but has yet to begin discussions or negotiations with these strategic partners.

3) Direct Wholesaling to Retailers

NSM is presently meeting with retailers in the Vancouver, British Columbia marketplace and in the United States to have its products placed in retail environments. NSM is initially targeting hobby stores, marine museum shops, higher-end toy stores, and independent retailers. The margins on these sales for the kit products range from 10% to 50% with bulk orders demanding greater sales discounts.

4) eBay.com

Zuber Jamal has concluded that eBay.com is a valid method by which to sell NSM’s products on a retail basis. NSM will set a floor or reserve price on any item and if the item is not sold, NSM will list it for sale on eBay.com. The reserve price will not be set at a lower that retail price quoted on NSM’s website. eBay will be used for inventory that is over one year old and has not moved off NSM’s shelves. Currently, NSM has no inventory that is more than one year old. In the past, NSM has also used eBay selectively for products that were not selling on the main site.

NSM’s revenues generated from business operations are derived from NSM’s website (30%), strategic alliances (5%), and direct wholesaling to retailers (60%), and eBay (5%).

NSM intends to negotiate distribution relationships with suppliers whereby NSM will negotiate a “drop shipment” arrangement with suppliers and manufacturers for other products whereby certain suppliers will ship directly to NSM’s customer without having the item sent to NSM’s offices, which in turn saves storage space and shipping costs.

Market

The target market for NSM’s products and services will be a customer base of mature consumers that desire the best quality marine products for their hobbies. The consumer will tend to be very educated in their body of knowledge of the genre, and usually know specifically what they are searching for. Also, NSM intends to target the potential market of museums, educational institutions, and the gift market. Finally, there is an entire demographic category that NSM also plans to address the radio controlled ship market.

Page - 4

Zuber Jamal believes that NSM’s website will attract a broad range of nationalities due to its broad variety of items and its common cross-cultural appeal. It is the intention of NSM to impart a sense of maritime history to the enthusiast in an educative and informative way through its website and its products.

NSM uses general information available via the internet, trade shows, business sources, business periodicals and the media to ascertain the size of the nautical hobby market. From the size of the suppliers that NSM uses and the number of suppliers NSM utilizes, Mr. Jamal estimates the size of the market NSM is targeting on a global basis is approximately $500 million.

Principal Suppliers

NSM is not dependent on any single supplier for its products. NSM’s products are supplied by a variety of manufactures and suppliers from Europe and the United States. Any relationship NSM has with its suppliers is strictly a supplier/purchaser relationship, which does not require a formal agreement.

Competition

The industry in which NSM operates is extremely competitive and always changing. Within the Internet marketplace, there are an enormous number of corporations that are competing for online users, advertising dollars, sponsorship fees and many other unique opportunities for revenue. Many of these potential competitors are likely to enjoy substantial competitive advantages, including:

(1)	greater financial, technical and marketing resources that can be devoted to the development, promotion and sale of their services;
(2)	easier and more access to capital;
(3)	longer operating histories;
(4)	greater name recognition and established corporate identity;
(5)	larger user base; and
(6)	developed websites.

More specifically, online participants focused on the e-commerce industry are growing and the services and products that they are offering continues to increase at a rapid rate. Suppliers, retailers, consumers and other industry participants do not rely solely on the use of the Internet to communicate and interact. There are many alternative and traditional means that will continue to provide competition to the utilization of the Internet for similar purposes. Zuber Jamal believes that competition will grow as the Internet usage increases and it becomes an easier and more efficient medium for the e-commerce industry participants to interact.

NSM will strive to obtain a competitive advantage by providing unique, quality products, privacy, secure mode of payment, and guaranteed product and service satisfaction. Zuber Jamal believes that NSM will have a competitive advantage for the following reasons:

1.	The marine products that NSM is selling are designed and manufactured mostly in Europe, the home of centuries of marine history. This gives the products a level of authenticity.
2.	The products are manufactured where the talent pool is very high but the costs can be 50% less than the costs of labor in North America.
3.	Zuber Jamal has broad based business experience, including the North American and the Asian marketplaces.
4.	www.northernstarmall.com is fully operational and ready to receive customer orders.
5.	There is a 30-day money back guarantee on all products. Customers pay for shipping on purchases and returns. If returned, the item is checked for damage and replaced.
6.	The first product offerings are already in inventory and ready to be shipped to customers.
7.	There is a free NSM newsletter that visitors of the website may subscribe to for information.

NSM’s principal competitors are www.model-ships.com, www.shipslocker.com, and www.handcraftedmodelships.com. As they are private corporations NSM is unable to ascertain the size of their market. As the competitors are private corporations with no requirement for financial disclosure, there is no way of quantifying and qualifying what position on a sale’s basis NSM is in relative to its competition.

Page - 5

Government Controls and Regulations

Currently, other than business and operations licenses applicable to most commercial ventures, NSM is not required to comply with any extraordinary regulations for its business operations. However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on NSM and its business operations. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on NSM’s business and add additional costs to NSM’s business operations.

Websites are not currently subject to direct federal laws or regulations applicable to access, content or commerce on the Internet. However, due to the increasing popularity and use of the Internet, it is possible that a number of laws and regulations may be adopted with respect to the Internet covering issues such as:

• user privacy
• freedom of expression
• pricing
• content and quality of products and services
• taxation
• advertising
• intellectual property rights
• information security

The adoption of any such laws or regulations might decrease the rate of growth of Internet use, which in turn could decrease the demand for NSM’s products and services, increase the cost of doing business, or in some other manner have a negative impact on NSM’s business, financial condition and operating results. In addition, applicability to the Internet of existing laws governing issues such as property ownership, copyrights and other intellectual property issues, taxation, libel, obscenity and personal privacy is uncertain. The vast majority of such laws were adopted prior to the advent of the Internet and related technologies and, as a result, do not contemplate or address the unique issues of the Internet and related technologies.

Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of NSM’s business operations.

Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet.

Number of Total Employees and Number of Full Time Employees

Currently, NSM has no employees and, has no intention to hire any employees or retain any third party independent contractors to provide services to NSM. However, as part of phase 2 of NSM’s proposed plan of operation, NSM plans to hire personnel for sales, marketing and customer service provided that NSM is able to raise the necessary working capital to implement phase 2 either through revenue generation from its business operations or from equity financing.

At present, NSM’s sole officer and director does not have an employment agreement with NSM. NSM presently does not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, NSM may adopt plans in the future. There are presently no personal benefits available to any employees.

RISK FACTORS

You should consider each of the following risk factors and the other information in this Annual Report, including NSM’s financial statements and the related notes, in evaluating NSM’s business and prospects. The risks and uncertainties described below are not the only ones that impact on NSM’s business. Additional risks and uncertainties not presently known to NSM or that NSM currently considers immaterial may also impair its business operations. If any of the following risks actually occur, NSM’s business and financial results could be harmed. Please consider the following risk factors before deciding to invest in NSM’s shares of common stock.

Page - 6

Risks associated with NSM’s business and properties:

1.  NSM is an initial development stage company and may not be able to continue as a going concern and may not be able to raise additional financing.

A note provided by NSM’s independent auditors in NSM’s financial statements for the period from inception, April 8, 2004, through May 31, 2005 contains an explanatory note that indicates that NSM is an initial development stage company and its ability to continue as a going concern is dependent on continued financial support from its shareholders, raising additional capital to fund future operations and ultimately to attain profitable operations. The explanatory note states that, because of such uncertainties, there may be a substantial doubt about NSM’s ability to continue as a going concern. This note may make it more difficult for NSM to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors. NSM urges potential investors to review this report before making a decision to invest in NSM.

2.  NSM lacks an operating history upon which to judge its current operations and has losses that it expects to continue into the future. If the losses continue NSM will have to suspend operations or cease operations.

In deciding whether to purchase NSM’s shares of common stock, and the likelihood of NSM’s success, you should consider that NSM is relatively new to the internet marketplace and has no operating history upon which to judge its current operations. As a result, you will be unable to assess NSM’s future operating performance or its future financial results or condition by comparing these criteria against its past or present equivalents.

NSM was incorporated on April 8, 2004 and NSM has no significant operating history upon which an evaluation of its future success or failure can be made. NSM’s net loss since inception is $69,235. NSM’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations and to reduce development costs.

Based upon current plans, NSM expects to incur up to $18,000 in operating losses over the next 12 to 18 months. This will happen because there are expenses associated with the development and operation of its website. NSM cannot guaranty that it will be successful in generating revenues in the future. Failure to generate revenues may cause NSM to go out of business.

3.  NSM does not have sufficient funds to complete each phase of its proposed plan of operation and as a result may have to suspend operations.

Each of the phases of NSM’s plan of operation is limited and restricted by the amount of working capital that NSM has and is able to raise from financings and generate from business operations. NSM currently does not have sufficient funds to complete each phase of its proposed plan of operation and NSM expects that it will not satisfy its cash requirements for the next 12 months. As a result, NSM may have to suspend or cease its operations on one or more phases of the proposed plan of operation. Until NSM is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity. At any phase, if NSM finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If NSM cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

4.  Failure to successfully compete in the e-commerce industry with established e-commerce companies may result in NSM’s inability to continue with its business operations.

There are three prominent, established e-commerce companies that are competitors with NSM. Each of www.model-ships.com and www.shipslocker.com and www.handcraftedmodelships.com have been in business for at least four years. Each of the competitors are private companies and as a result it is difficult for NSM to determine its competitive position among these competitors. Based on feedback from NSM’s customers, Zuber Jamal thinks that NSM provides a wider range of products than its competitors. NSM expects competition in this market to increase significantly as new companies enter the market and current competitors expand their online services.

If NSM is unable to develop and introduce enhanced or new technology or services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these services do not achieve market acceptance, NSM may not be able to compete effectively.

Page - 7

In addition, NSM’s competitors may develop content that is better than NSM’s or that achieves greater market acceptance. It is also possible that new competitors may emerge and acquire significant market share. Competitive pressures created by any one of these companies, or by NSM’s competitors collectively, could have a negative impact on NSM’s business, results of operations and financial condition and as a result, NSM may not be able to continue with its business operations.

5.  NSM may not be able to develop and introduce enhanced or new products and services quickly enough to respond to market or user requirements or to comply with emerging industry standards and, as a result, NSM’s ability to operate and compete effectively may be affected negatively.

The computer and Internet industries are characterized by rapidly changing technologies, frequent introductions of new products, services, and industry standards. NSM’s future success will depend on its ability to adapt to rapidly changing technologies by continually improving the performance features and reliability of NSM’s services, as well as, the development and maintenance of the Internet’s infrastructure to cope with this increased traffic. NSM’s future success will also depend in large part on its ability to develop and enhance NSM’s products and services. There are significant technical risks in the development of new or enhanced services, including the risk that NSM will be unable to effectively use new technologies, adapt its services to emerging industry standards, or develop, introduce and market new or enhanced products and services. Also, if NSM is unable to develop and introduce enhanced or new products and services quickly enough to respond to market or user requirements or to comply with emerging industry standards, or if these products and services do not achieve market acceptance, NSM may not be able to compete effectively.

6.  Since NSM’s success depends upon the efforts of Zuber Jamal, the sole officer of NSM, and its ability to attract and retain key personnel, NSM’s failure to retain key personnel will negatively effect its business.

NSM’s business is greatly dependent on the efforts of its CEO, Zuber Jamal, and on its ability to attract, motivate and retain key personnel and highly skilled technical employees. Currently, NSM does not have any employment agreement with Mr. Jamal and does not carry a key man life insurance policy on Mr. Jamal. Also, neither NSM nor Northern Star have any full time or part time employees at this time. The loss of Mr. Jamal could have a negative impact on NSM’s business, operating results and financial condition. Competition for qualified personnel is intense and NSM may not be able to hire or retain qualified personnel, which could also have a negative impact on NSM’s business.

Also, Mr. Jamal devotes only 20 hours per week to NSM’s operations, with the balance of the work week devoted to research for Microcap e-mail to al. Mr Jamal is employed by Microcap e-mail to al. to provide 20 hours of research per week. However, under the terms of employment with Microcap e-mail to al. Mr. Jamal has the discretion to work in any capacity he sees fit.

7.  Since NSM relies on one provider to host its website, NSM’s technical systems could fail if this service is interrupted, which in turn would have a negative impact on NSM’s business.

Although NSM has back up facilities for its computer systems, NSM relies on one provider to host its website, www.easyasphosting.com. In the past, the website host has not failed to provide services to NSM’s systems and website. However, if NSM’s website host failed to provide service to its systems, NSM would be unable to maintain website availability. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. NSM’s business depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Any system interruptions that cause its website to be unavailable could materially adversely affect its business. NSM does not currently have a formal agreement with its website host, but rather a standard monthly recurring billing relationship. Furthermore, NSM will be depending on outside expertise to maintain and expand its website design and capabilities. There is no assurance that website consultants can be retained who will understand the needs of and have the solution for a desirable, user-friendly commercial website.

8.  NSM’s business exposes NSM to potential product liability claims, and NSM may incur substantial expenses if NSM is subject to product liability claims or litigation, which could result in a negative impact on its business.

Zuber Jamal believes that products for model ship enthusiasts involves a minimal inherent risk of product liability claims and associated adverse publicity. However, NSM may be held liable if any product it sells causes injury or is otherwise found unsuitable. Currently, NSM does not carry any product liability insurance or general business coverage. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. These costs would have the effect of increasing NSM’s expenses and diverting Zuber Jamal’s attention away from the operation of its business, and could harm NSM’s business.

Page - 8

9.  NSM has no independent board members, which places NSM’s sole officer and director, Zuber Jamal, in a conflict of interest with respect to compliance with NSM’s Code of Ethics.

As Mr. Jamal is NSM’s sole officer and director, and employee at this time, there is no independent director and no other compliance officer or employee to oversee compliance of NSM’s Code of Ethics. As a result, Mr. Jamal is in a conflict of interest when it comes to overseeing compliance of NSM’s Code of Ethics. See “Exhibit 99.1 - Code of Ethics” for more details.

Risks associated with NSM’s industry:

10.  Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on NSM’s business.
Currently, other than business and operations licenses applicable to most commercial ventures, NSM is not required to obtain any governmental approval for its business operations. However, there can be no assurance that current or new laws or regulations will not, in the future, impose additional fees and taxes on NSM and its business operations. Additionally, in response to concerns regarding “spam” (unsolicited electronic messages), “pop-up” web pages and other Internet advertising, the federal government and a number of states have adopted or proposed laws and regulations that would limit the use of unsolicited Internet advertisements. While a number of factors may prevent the effectiveness of such laws and regulations, the cumulative effect may be to limit the attractiveness of effecting sales on the Internet, thus reducing the value of NSM’s business operations. Also, several telecommunications companies have petitioned the Federal Communications Commission to regulate Internet service providers and on-line service providers in a manner similar to long distance telephone carriers and to impose access fees on those companies. This could increase the cost of transmitting data over the Internet. Any new laws or regulations relating to the Internet or any new interpretations of existing laws could have a negative impact on NSM’s business and add additional costs to NSM’s business operations.

11.  Security of online transactions via the Internet and any security breaches will have a negative impact on NSM’s business.

The secure transmission of confidential information over public telecommunications facilities is a significant barrier to electronic commerce and communications on the Internet. Many factors may cause compromises or breaches of security systems used by NSM and other Internet sites to protect proprietary information. A compromise of security on the Internet would materially negatively affect the use of the Internet for commerce and communications. This in turn would negatively affect NSM’s business. Circumvention of NSM’s security measures could result in misappropriation of its proprietary information or cause interruptions of NSM’s operations. Protecting against the threat of such security breaches may require NSM to expend significant amounts of capital and other resources. There can be no assurance that NSM’s security measures will prevent security breaches.

12.  NSM’s business will be adversely affected if the infrastructure of the Internet is unable to support demands placed on it by NSM’s business.

The success of commercial use of the Internet depends in large part upon the development and maintenance of the Internet’s infrastructure, including the development of complementary products such as various broadband technologies. The number of users of the Internet and the amount of traffic on the Internet have grown significantly and are expected to continue to grow, placing greater demands on the Internet's infrastructure. This infrastructure may not be able to support the demands placed on it by this continued growth without its performance or reliability being decreased. Any outages or delays in services could lower the level of Internet usage. In addition, the infrastructure and complementary products and services necessary to make the Internet a viable commercial marketplace may not develop. If usage of the Internet is curtailed due to infrastructure constraints or lack of complementary products, NSM expects an adverse impact on its business and revenues. Even if such infrastructure and complementary products and services do develop, there can be no guarantee that the Internet will become a viable commercial marketplace for products and services such as those offered by NSM

Page - 9

Risks associated with NSM and its subsidiary:

13.  No public market for the shares of common stock and as a result you may not be able to resell your shares.
There is currently no public market for the shares of common stock of NSM. Therefore there is no central place, such as stock exchange or electronic trading system, to resell your shares. If you want to resell your shares, you will have to locate a buyer and negotiate your own sale. There can be no assurance that a liquid public market on a stock exchange or quotation system will develop, or be sustained. The lack of a liquid public market will reduce your ability to divest an investment in NSM.

14.  NSM does not expect to pay dividends in the foreseeable future.

NSM has never paid cash dividends on its shares of common stock and has no plans to do so in the foreseeable future. NSM intends to retain earnings, if any, to develop and expand its business.

15.  “Penny Stock” rules may make buying or selling NSM’s shares of common stock difficult, and severely limit the market and liquidity of the shares of common stock.

Trading in NSM’s shares of common stock is subject to certain regulations adopted by the SEC commonly known as the “penny stock” rules. If and when NSM’s shares of common stock are listed for trading, Zuber Jamal believes that trading will begin in the $1.00 per share range. If this is the case, then the shares will trigger and be subject to the “penny stock” rules. These rules govern how broker-dealers can deal with their clients and “penny stocks”. The additional burdens imposed upon broker-dealers by the “penny stock” rules may discourage broker-dealers from effecting transactions in NSM’s securities, which could severely limit their market price and liquidity of NSM’s securities. See “Penny Stock rules” on page 11 for more details.

Item 2. Description of Property.

NSM's sole assets consists of its 100% interest in Northern Star. Northern Star’s assets consist of its domain name www.northernstarmall.com, its website, and the inventory it has in stock at this time.

NSM operates from its principal office at Suite 1106, 1200 West 73rd Avenue, Vancouver, British Columbia, Canada. Since October 1, 2005, NSM leases the office space under a one year term lease at a rental rate of CDN$650 a month (approximately US$565/month). Zuber Jamal believes this office space is sufficient at this time. See “Exhibit 10.3 - Lease” for more details.

Item 3. Legal Proceedings.

NSM is not a party to any pending legal proceedings and, to the best of NSM’s knowledge, none of NSM’s property or assets are the subject of any pending legal proceedings

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

(a) Market Information

Currently, NSM’s shares of common stock are not listed for trading on any exchange or quotation service.

Page - 10

(b) Holders of Record

There are approximately 27 holders of record of NSM’s shares of common stock.

(c) Dividends

NSM has declared no dividends on its shares of common stock and is not subject to any restrictions that limit its ability to pay dividends on its shares of common stock. Dividends are declared at the sole discretion of NSM’s Board of Directors.

(d)  Recent Sales of Unregistered Securities

There have been no sales of unregistered securities within the last three years that would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

On April 16, 2004, NSM issued 2,500,000 restricted shares of common stock to Zuber Jamal, NSM’s sole director and officer, pursuant to Section 4(2) of the Securities Act of 1933. The restricted shares of common stock were issued in consideration of the services that were provided by Mr. Jamal in the formation of NSM and its business operations. NSM valued those services at $2,500. Mr. Jamal determined that the number of shares issued for the services was representative of an equity position of a sole director and officer in a development company. Mr. Jamal is a sophisticated investor, an officer and a director of NSM, and was in possession of all material information relating to NSM. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

On April 23, 2004, NSM issued 500,000 restricted shares of common stock to Zuber Jamal pursuant to Section 4(2) of the Securities Act of 1933. NSM set the offering price for this offering at $0.05 per share. In determining this offering price, NSM’s sole director, Zuber Jamal, considered similar factors that were considered when determining the offering price of this offering, such as the offering price of NSM’s past and future offerings and what effect the offering price would have on the dilution of net tangible book value on future investors. Mr. Jamal determined that the offering price needed to be increased from the last offering price to ensure that the $0.05 offering would not be too dilutive in consideration of future offerings. NSM received $25,000 in subscription funds from Mr. Jamal as consideration for these shares. Mr. Jamal is a sophisticated investor, an officer and a director of NSM, and was in possession of all material information relating to NSM. Further, no commissions were paid to anyone in connection with the sale of the shares and no general solicitation was made to anyone.

On April 30, 2004, NSM authorized the issuance of up to 750,000 shares of common stock at $0.10 to private investors for a total offering price of $75,000. NSM raised $44,500 from this offering, which was closed on September 30, 2004. The 445,000 restricted shares of common stock were issued for investment purposes in a “private transaction”. NSM relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Each subscriber had a pre-existing business relationship with the sole executive officer that allowed NSM to determine that (1) each subscriber met certain suitability standards and (2) had the level of knowledge and experience in finance to evaluate the merits and risks of the investment in the shares. NSM received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

There are no outstanding options or warrants to purchase, or securities convertible into, shares of NSM’s common stock at this time.

(e)	Penny Stock Rules

Trading in NSM’s shares of common stock is subject to the “penny stock” rules. The SEC has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. These rules require that any broker-dealer who recommends NSM’s shares of common stock to persons other than prior customers and accredited investors, must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and the registered representative and current quotations for the securities they offer. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in NSM’s shares of common stock, which could severely limit their market price and liquidity of NSM’s shares of common stock.

Page - 11

The “penny stock” rules also imposes additional sales practice requirements on broker/dealers who sell penny stock. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the NASD’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF NSM HOLDINGS, INC. FOR THE FISCAL YEARS ENDED MAY 31, 2005 AND 2004. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

Overview

NSM is a start-up, development stage company and has not yet generated or realized any significant revenues from its e-commerce business operations. During the last fiscal year, NSM focused its efforts on the e-commerce operations of its business, including the development of the Website its strategic alliances for marketing.

NSM’s auditors have provided an explanatory note in its financial statements that indicates that NSM is an initial development stage company and NSM’s ability to continue as a going concern is dependent on raising additional capital to fund future operations and ultimately to attain profitable operations. This means that NSM’s auditors believe there is substantial doubt that NSM can continue as an on-going business for the next twelve months unless NSM obtains additional capital to pay its bills. This is because NSM has not generated any significant revenues and no earnings are anticipated until NSM’s business operations become profitable.

NSM incurred net losses for the period from inception of April 8, 2004 to May 31, 2004 and for the period from inception of April 8, 2004 to May 31, 2005 of $15,856 and $69,235 respectively.

To meet its need for cash, NSM will rely on the proceeds raised from its April 2004 private placement, its September 2004 private placement, , its current registration statement, and from revenues generated from its business operations. These proceeds will be applied to (1) the development of NSM’s website www.northernstarmall.com (the “Website”), (2) the development and delivery of its products and services, (3) the operation of its business, and (4) working capital. NSM cannot guaranty that these proceeds will be enough for it to stay in business and Zuber Jamal does not know how long NSM can satisfy its cash requirements. If NSM requires additional proceeds, NSM will have to find alternative sources, like a public offering, a private placement of securities, or loans from its sole officer or others. At the present time, NSM has a current registration statement and offering filed with the United States Securities and Exchange Commission. NSM has not made any arrangements to raise additional cash. If NSM needs additional cash and cannot raise it, NSM will either have to suspend operations until it does raise the cash, or cease operations entirely.

During the next 12 months, NSM has no current plan to (1) buy any specific additional plant or equipment, (2) conduct any significant research or development activities, or (3) to hire any employees.

NSM’s financial statements included in this annual report have been prepared without any adjustments that would be necessary if NSM becomes unable to continue as a going concern and would therefore be required to realize upon its assets and discharge its liabilities in other than the normal course of its business operations.

Results of Operations

Since inception, NSM’s business operations have been financed primarily from the proceeds of private placements. While NSM is currently generating some revenue, NSM does not anticipate earning significant revenues until it completes its plan of operation. There is no assurance that NSM will be able to complete its plan of operation.

Page - 12

During the period ended May 31, 2004, NSM completed a private placement in the amount of $25,000. A significant portion of the private placement funds was used to pay existing payables with the balance being spent on the preparation and filing of a registration statement. Also, in September 2004 NSM completed a $44,500 financing through a private placement. There can be no assurances that additional equity or other financing will be available on terms acceptable to NSM.

Revenue

NSM did not earn any revenues during the fiscal year ended May 31, 2004, but did earn $20,590 in revenues during the fiscal year ended May 31, 2005. NSM’s auditors’ report on its May 31, 2005 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to NSM’s ability to continue as a going concern.

For the period from inception (April 8, 2004) to May 31, 2005, NSM realized $20,590 in sales of its products. The concurrent cost of sales was $14,049, resulting in gross profit from operations of $6,541. During the same period, NSM incurred $75,776 in total expenses, as listed below under “Expenses”. Therefore, for the fiscal period ended May 31, 2005 NSM had total net loss of $69,235.

For the period from inception (April 8, 2004) to May 31, 2004, NSM realized $nil in sales of its products. During the same period, NSM incurred $15,856 in total expenses, as listed below under “Expenses”. Therefore, for the fiscal period ended May 31, 2004 NSM had total net loss of $15,856.

Expenses

NSM’s expenses increased to $59,920 or 378% from $15,856 for the year ended May 31, 2004 to $75,776 for the year ended May 31, 2005. The increase was primarily due to approximately a $40,000 increase in professional fees, an $8,000 increase in consulting fees, a $7,000 increase in office and general expenses and a $3,000 increase in management services. The increases were due to increased operations during the period and to a registration statement for a public offering.

NSM had cash of $27,321 at May 31, 2005. From inception to May 31, 2005, NSM had a loss of $69,235, including (a) office and general expenses of $7,990, which included rent of $3,479 and general administrative charges of $4,511; (b) professional fees of $52,288, which included legal fees of $29,888 for a private placement and the preparation of a registration statement, accounting fees of $6,200 for preparation of the financial statements, and auditor’s fees of $16,200; (c) consulting fees of $8,458; (d) management service fees of $6,406, which included 2,500,000 shares issued to the president in lieu of cash for services rendered with a fair value of $2,500, and $3,906 for management fee; and (e) amortization of $634 for the accumulated amortization on the Website.

NSM had no cash at May 31, 2004. From inception to May 31, 2004, NSM had a loss of $15,856, including (a) office and general expenses of $761, which included rent of $733 and general administrative charges of $28; (b) professional fees of $11,935, which included legal fees of $7,622 for NSM’s incorporation, organization, and the preparation of a registration statement, accounting fees for preparation of financial statements of $1,000, and auditor’s fees of $3,000; (c) consulting fees of $183; (d) management service fees of $2,977, which included 2,500,000 shares issued to the president in lieu of cash for services rendered with a fair value of $2,500.

Liquidity and Financial Condition

NSM had cash of $27,321 and working capital deficiency of $6,529 at May 31, 2005. During the period from inception (April 8, 2004) to May 31, 2005, NSM used $32,252 in cash for operating activities. Cash used in operations was financed by the sale of common stock of $61,878. NSM has accumulated a deficit of $69,235 since inception and has a stockholder’s deficit of $4,857.

As of May 31, 2005, NSM had assets recorded on its consolidated financial statements at $37,653 consisting of cash of $27,321, accounts receivable of $554, inventory of $8,106, property and equipment of $570, and an intangible asset relating to the Website domain name and Website development costs of $1,102. NSM’s liabilities on May 31, 2005 totaled $42,510, consisting of $30,297 in accounts payable and $11,019 in accrued liabilities. There are no material defaults or past due amounts for the accounts payable or accrued liabilities. Accounts payable and accrued liabilities have increased since May 31, 2004 due to costs associated with business operations, sale of products, and a registration statement.

As of May 31, 2004, NSM’s total assets were $8,810 and its total liabilities were $22,166. As of May 31, 2005, NSM’s total assets were $37,653 and its total liabilities were $42,510. The increase in the assets was a direct result of an increase of $27,321 in cash, an increase of $765 in inventory, an increase of $554 in accounts receivable, an increase of $570 in property and equipment, and a decrease of $367 in intangible assets. The increase in total liabilities is a result of an increase of $26,969 in accounts payable and accrued liabilities, an increase of $717 due to a related party, and a decrease of $7,342 for a note payable. The increase in cash was a result of $44,500 raised in NSM’s September 2004 private placement.

Page - 13

NSM has no contingencies or long-term commitments.

NSM has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, NSM’s auditors stated in their report that they have substantial doubt that NSM will be able to continue as a going concern.

NSM’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. As of May 31, 2005, NSM has only generated $20,590 in revenues, and has experienced negative cash flow from its e-commerce activities. NSM may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Plan of Operations

NSM has not had any significant revenues generated from its business operations since inception. Zuber Jamal expects that the revenues generated from its website for the next 12 months will not be enough for NSM’s required working capital. Until NSM is able to generate any consistent and significant revenue it may be required to raise additional funds by way of equity.

At any phase, if NSM finds that it does not have adequate funds to complete a phase, it may have to suspend its operations and attempt to raise more money so it can proceed with its business operations. If NSM cannot raise the capital to proceed it may have to suspend operations until it has sufficient capital.

NSM anticipates that it will require approximately $285,700 for additional organization costs for the next 12 months, including $250,000 for NSM’s plan of operations, as described below.

To become profitable and competitive, NSM needs to establish its Website as a comprehensive on-line shopping mall. To achieve this goal, Zuber Jamal has prepared the following phases for its plan of operation for the next 12 months.

Phase 1 - Develop and populate Website (2 months)

In Phase 1, NSM plans to (1) upgrade and update the Website so that it is more visually appealing and technologically sound, (2) update its product line and visuals on the Website, and (3) implement a downloadable high resolution picture format for viewing its products. NSM has budgeted $50,000 for this phase and expects it to take two months to complete, with completion expected within the first two months of NSM’s plan of operation. Also in this phase, NSM will continue to maintain and populate the Website with new products and services.

Phase 2 - Implement marketing strategy (6 months)

In Phase 2, NSM plans to (1) hire personnel for sales, marketing and customer service, (2) create a marketing strategy for the Website and its products, (3) upgrade its newsletter, and (4) implement its marketing strategy on its target market, including international customers.

NSM’s marketing goals in this phase are to attract potential and repeat customers to the Website and have customers perceive the Website as a preferred source of unique maritime products that are packaged and delivered in a professional, authoritative and efficient manner.

NSM has budgeted $75,000 for this phase and expects it to take six months to complete with completion expected within the first six months of NSM’s plan of operation.

Phase 3 - Expand inventory and products (6 months)

In Phase 3, NSM plans to expand its product line to include more specialty kits, marine antiquities, marine prints, multimedia products, educational products, and radio-controlled products.

Page - 14

NSM’s expansion goals in this phase are to (1) expand its product line by 20 new products each year, (2) expand its business by offering products directly applicable to its retail model, and (3) position itself as an authority on the subject of marine based products and memorabilia and extend its product line to include other media such as antiquities, books and DVD’s.

NSM has budgeted $75,000 for this phase and expects it to take six months to complete, with completion expected within the second six months of NSM’s plan of operation.

Phase 4- Develop strategic alliances (4 months)

In Phase 4, NSM plans to develop and establish strategic alliances with (1) webmasters of various strategic sites on the Internet, (2) national retail chains, (3) museums, (4) educational institutions, (5) gift market, (6) product suppliers, and (7) national and international shipping companies.

NSM’s strategic alliance goals in this phase are to (1) create relationships with the strategic alliances to help attract traffic to the Website and to the reciprocal hyperlinks, banner ads or profiles on their sites, (2) assist in the marketing strategy,(3) capitalize on the extensive market reach of the strategic alliances, (4) help fill rates and provide inventory in an allotted processing time, and (5) develop customer service with timely and economical delivery of products to customers.

Currently, NSM has identified some suitable strategic partners for its products and services but has yet to finalize the terms of such a partnership. During this phase, NSM will identify more strategic partners and contact them to negotiate a strategic alliance.

NSM has budgeted $50,000 for this phase and expects it to take four months to complete, with completion expected within the final four months of NSM’s plan of operation

Critical Accounting Policies

NSM’s discussion and analysis of its financial condition and results of operations, including the discussion on liquidity and capital resources, are based upon its financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires Zuber Jamal to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Some unique factors that will affect these estimates include the continuation of NSM as a going concern, the collectibility of trade accounts receivable, and the valuation of inventory.

Also, any reasonable change in these factors listed above could impact NSM’s reported results, financial position and liquidity. For instance, if NSM is unable to continue as a going concern, it may be forced to liquidate its inventory on hand for less than cost resulting in negative impact on gross margin. Also, if NSM’s assumptions about the collectibility of trade accounts receivable differs from actual collections, this would have a negative impact on reported results.

On an on going basis, Mr. Jamal re-evaluates his estimates and judgments, including but not limited to, those related to revenue recognition and collectibility of accounts receivable. Critical accounting policies identified are as follows:

Revenue Recognition and Accounts Receivable

NSM recognizes revenue from the online sale of marine hobby products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 “Revenue Recognition in Financial Statements”. Revenue consists of the sale of marine hobby products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Trade accounts receivable relate to the sale of marine hobby products. NSM sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of May 31, 2005, no allowance for doubtful accounts is considered necessary.

Page - 15

Website Development Costs

NSM recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 002, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of a domain name purchased from a third party, and web site design costs. These capitalized costs are amortized based on their estimated useful life over four years. Payroll and related costs have not been capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be charged to operations as incurred.

Foreign Currency Transaction
The functional and reporting currency of both NSM and Northern Star is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. NSM has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Going Concern Issue
The going concern basis of presentation assumes NSM will continue in operation throughout the next fiscal year and into the foreseeable future and will be able to realize its assets and discharge its liabilities and commitments in the normal course of business. Certain conditions currently exist that raise substantial doubt upon the validity of this assumption. The financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Inventory
NSM values inventory at the lower of cost or market. Cost is determined on a first in, first out basis. Market is determined based on the net realizable value. NSM will write down inventory balances for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favourable than those projected by management, additional inventory write-downs may be required.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

NSM has funded its operations principally from its April 2004 and September 2004 non-public offering. NSM currently has an effective registration statement with which it is trying to raise up to $250,000 at $0.10 per share. NSM has not yet sold any of this public offering.

INFLATION

Zuber Jamal does not believe that inflation will have a material impact on NSM’s future operations

UNCERTAINTIES RELATING TO FORWARD LOOKING STATEMENTS

This Form 10-KSB Annual Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain information contained or incorporated by reference in this Annual Information Form, including the information set forth as to the future financial or operating performance of NSM, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about NSM’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Page - 16

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2005; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the development of NSM’s business will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2005 will be funded through the equity capital markets and private financings; (6) expectation of future developments of content, features, and services to be provided on the website; and (7) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-KSB and NSM disclaims any duty to update such statements.

Certain parts of this Form 10-KSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand the features and services offered on NSM’s website; changes in business direction or strategy; competitive factors (including competitors introducing superior services); pricing pressure (including competitors offering similar services at lower prices); inability to attract, develop or retain technical, consulting, managerial, agents, or independent contractors; and changes in participant’s tastes. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and NSM assumes no obligation to update any such forward-looking statements.

NSM may, from time to time, make oral forward-looking statements. NSM strongly advises that the above paragraph and the risk factors described in this annual report and in NSM’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of NSM to materially differ from those in the oral forward-looking statements. NSM disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 7. Financial Statements

See audited consolidated financial statements for the year ended May 31, 2005 and 2004, and for the period from April 8, 2004 (date of inception) to May 31, 2005 attached as Exhibit A to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NSM’s principal independent accountant, Manning Elliot, Chartered Accountants, has not changed since the date of incorporation and there have been no disagreements with NSM’s principal independent accountant.

Item 8A.     Controls and Procedures.

NSM maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in NSM’s Securities Exchange Act of 1934 reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to NSM’s management, including its chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-KSB, NSM’s Chief Executive Officer and Chief Financial Officer believe NSM’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by NSM in this report is accumulated and communicated to NSM’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Based upon the foregoing, NSM’s chief executive officer and chief financial officer concluded that NSM’s disclosure controls and procedures are effective in connection with the filing of this Annual Report on Form 10-KSB for the year ended May 31, 2005.

There were no significant changes in NSM’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any significant deficiencies or material weaknesses of internal controls that would require corrective action.

Page - 17

Item 8B.     Other Information.

During the fourth quarter of the fiscal year covered by this Form 10-KSB, NSM had no information to be disclosed as required on a Form 8-K.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a) Identify Directors and Executive Officers

Each director of NSM or its subsidiaries holds office until (i) the next annual meeting of the stockholders, (ii) his successor has been elected and qualified, or (iii) the director resigns.

NSM’s and its subsidiaries’ management teams are listed below.

Management Teams
Name of Directors and Officers	NSM Holdings, Inc.	Northern Star Distributors Ltd.
Zuber Jamal	sole Director, CEO, President, CFO, Treasurer, Corporate Secretary	sole Director, President Corporate Secretary

Zuber Jamal ● Mr. Jamal (35) has been NSM’s president and sole director since inception of NSM and is expected to hold those offices/positions until the next annual meeting of NSM’s stockholders. Since 1999 Mr. Jamal has been an associate of Microcap E-mail to. al, a venture capital firm. In 1991, Mr. Jamal obtained his Bachelor of Arts in Economics from the University of Western Ontario.

(b) Identify Significant Employees

NSM currently does not have any significant employees.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by NSM to become directors or executive officers.

(d) Involvement in Certain Legal Proceedings

(1)
No bankruptcy petition has been filed by or against any business of which any director was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

(2)	No director has been convicted in a criminal proceeding and is not subject to a pending criminal proceeding (excluding traffic violations and other minor offences).

(3)
No director has been subject to any order, judgement, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities.

(4)
No director has been found by a court of competent jurisdiction (in a civil action), the Securities Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated.

(e) Compliance with Section 16(a) of the Exchange Act.

All reports were filed with the SEC on a timely basis and NSM is not aware of any failures to file a required report during the period covered by this annual report.

Page - 18

(f) Audit Committee Financial Expert

NSM has no financial expert. Management believes the cost related to retaining a financial expert at this time is prohibitive. Further, because of NSM’s limited operations, Zuber Jamal believes the services of a financial expert are not warranted.

(g) Identification of Audit Committee

NSM does not have a separately-designated standing audit committee. Rather, Zuber Jamal performs the required functions of an audit committee. Mr. Jamal does not meet the independent requirements for an audit committee member. Mr. Jamal is responsible for: (1) selection and oversight of NSM’s independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by NSM’s employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

(h) Code of Ethics

NSM has adopted a code of ethics that applies to all its executive officers and employees, including its CEO and CFO. See Exhibit 99.1 - Code of Ethics for more information. Also, NSM’s code of ethics has been posted on its website at www.northernstarmall.com. NSM undertakes to provide any person with a copy of its code of ethics free of charge. Please contact Zuber Jamal at 604-671-8780 to request a copy of NSM’s code of ethics. Management believes NSM’s code of ethics is reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Item 10. Executive Compensation.

NSM paid no compensation to its named executive officers during its fiscal year ending May 31, 2005.

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Zuber Jamal CEO April 2004 - present	2003 2004 2005	n/a 2,478 2,500	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a nil nil	n/a 2,500 [1] nil
[1] NSM issued 2,500,000 shares of common stock to Mr. Jamal for services valued at $2,500.

Since NSM’s inception, no stock options, stock appreciation rights, or long-term incentive plans have been granted, exercised or repriced.

Currently, there are no arrangements between NSM and any of its directors or between any of the subsidiaries and any of its directors whereby such directors are compensated for any services provided as directors.

There are no other employment agreements between NSM or the subsidiaries and any named executive officer, and there are no employment agreements or other compensating plans or arrangements with regard to any named executive officer which provide for specific compensation in the event of resignation, retirement, other termination of employment or from a change of control of NSM or from a change in a named executive officer’s responsibilities following a change in control.

Page - 19

There are no management agreements, plans or arrangements in which NSM compensates its sole officer with the exception that NSM has agreed to pay Mr. Jamal a management fee of $500 per month for operational expertise. If NSM is unable to pay Mr. Jamal this monthly fee on a timely manner, then Mr. Jamal has agreed that such fee can be accrued and paid at a later date, as NSM has done in the past with Mr. Jamal. Such a debt will be non-interest bearing, unsecured and have no specific terms of repayment. As of today, no fees are owed to Mr. Jamal and no fees have accrued.

Indemnification

The Delaware General Corporation Law permits indemnification of directors, officers, and employees of corporations under certain conditions subject to certain limitations. Part 6 of NSM’s By-laws provides that NSM may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in NSM’s best interest and has satisfied the applicable standard of conduct required to be satisfied under the Delaware General Corporation Law. NSM may advance expenses incurred in defending a proceeding, but only upon receipt by NSM of an undertaking, by or on behalf of such director, officer, employee, or agent, to repay all amounts so advanced unless it will ultimately be determined that such person is entitled to be indemnified under the By-laws or otherwise. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, NSM must indemnify him against all expenses incurred, including attorney’s fees. NSM will indemnify any such person seeking indemnification in connection with a proceeding initiated by such person only if such proceeding was specifically authorized by the board of directors of NSM. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Delaware.

Item 11. Security Ownership of Certain Beneficial Holders and Management.

(a) Security Ownership of Certain Beneficial Owners (more than 5%)

The following table sets forth, as of the date of this annual report, the total number of shares of common stock owned beneficially by each of NSM’s directors, officers and key employees, individually and as a group, and the sole owner of 5% or more of NSM’s total outstanding shares. The stockholder listed below has direct ownership of his shares and possesses sole voting and dispositive power with respect to the shares.

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [2]
shares of common stock	Zuber Jamal 10941 - 168 Street Surrey, British Columbia V4N 5H6 Canada	3,000,000	87.10%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 3,445,000 shares of common stock issued and outstanding as of October 12, 2005.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [2]
shares of common stock	Zuber Jamal 10941 - 168 Street Surrey, British Columbia V4N 5H6 Canada	3,000,000	87.10%
shares of common stock	Directors and Executive Officers (as a group)	3,000,000	87.10%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 3,445,000 shares of common stock issued and outstanding as of October 12, 2005.

Page - 20

(c) Changes in Control

NSM is not aware of any arrangement that may result in a change in control of NSM.

Item 12. Certain Relationships and Related Transactions.

(a) Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which NSM was a party to that exceeded $60,000 in total.

(b) Transactions with Promoters

Zuber Jamal is the sole promoter of NSM. Mr. Jamal is the only person who has taken an initiative in founding and organizing NSM’s business. Mr. Jamal has not received anything of value from NSM, nor is Mr. Jamal entitled to receive anything of value from NSM, for services provided as a promoter.

Item 13. Exhibits

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended May 31, 2005	Included
3.1	Certificate of Incorporation for NSM Holdings, Inc., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.2	By-laws of NSM Holdings, Inc., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.3	Certificate of Incorporation for Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.4	Notice of Articles for Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.5	Articles of Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
10.1

Asset Purchase Agreement dated April 30, 2004, between Northern Star Distributors Ltd. and Hansa Capital Corp., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.

Filed
10.2
Sublease dated April 1, 2004, between David Higano and Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference
Filed
10.3	Lease dated October 1, 2005 between Officesuites At Airport Square and Northern Star Distributors Ltd.	Included
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics	Included

Page - 21

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

(1)   Audit Fees

The aggregate fees billed for each of the last two fiscal years for professional services rendered by the principal accountant for NSM’s audit of annual financial statements and for review of financial statements included in NSM’s Form 10-QSB’s or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were:

2005 - $10,200 - Manning Elliot, Chartered Accountants
2004 - $nil - Manning Elliot, Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of NSM’s financial statements and are not reported in the preceding paragraph were:

2005 - $nil - Manning Elliot, Chartered Accountants
2004 - $nil - Manning Elliot, Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2005 - $nil - Manning Elliot, Chartered Accountants
2004 - $nil - Manning Elliot, Chartered Accountants

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2005 - $nil - Manning Elliot, Chartered Accountants
2004 - $nil - Manning Elliot, Chartered Accountants

(5)   NSM’s audit committee’s pre-approval policies and procedures described in paragraph (c)(7)(i) of Rule 2-01 of Regulation S-X were that the audit committee pre-approve all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)   The percentage of hours expended on the principal accountant’s engagement to audit NSM’s financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant’s full time, permanent employees was nil

Page - 22

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act of 1934, NSM Holdings, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

NSM HOLDINGS, INC.
By: /s/ Zuber Jamal
Name:  Zuber Jamal
Title: Director and CEO
Dated: October 13, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of NSM and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Zuber Jamal	President, Principal Executive Officer, Chief Executive Officer, Principal Financial Officer, Chief Financial Officer, Treasurer, Corporate Secretary and and the sole member of the Board of Directors	13 October 2005

Page - 23

NSM Holdings, Inc.
(A Development Stage Company)

May 31, 2005

Index

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders’ Equity (Deficit)

Notes to the Consolidated Financial Statements

Page - 24

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NSM Holdings, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of NSM Holdings, Inc. (A Development Stage Company) as of May 31, 2005 and May 31, 2004 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the year ended May 31, 2005 and for the period from April 8, 2004 (Date of Inception) to May 31, 2004 and accumulated for the period from April 8, 2004 (Date of Inception) to May 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NSM Holdings, Inc. (A Development Stage Company) as of May 31, 2005 and May 31, 2004, and the results of its operations and its cash flows for the year ended May 31, 2005 and for the period from April 8, 2004 (Date of Inception) to May 31, 2004 and accumulated for the period from April 8, 2004 (Date of Inception) to May 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated profitable operations since inception and will need additional equity financing to begin realizing its business plan. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Manning Elliot
Manning Elliot

CHARTERED ACCOUNTANTS
Vancouver, Canada
September 12, 2005

Page - 25

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	May 31, 2005 $	May 31, 2004 $
ASSETS

Current Assets

Cash	27,321	-
Accounts receivable	554	-
Inventory	8,106	7,341

Total Current Assets	35,981	7,341

Property and Equipment (Note 3)	570	-

Intangible Assets (Note 4)	1,102	1,469

Total Assets	37,653	8,810

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	30,297	1,782
Accrued liabilities	11,019	12,565
Due to a related party (Note 5(a))	1,194	477
Note payable (Note 6)	-	7,342

Total Liabilities	42,510	22,166

Contingencies and Commitments (Notes 1 and 9)

Stockholders’ Equity (Deficit)

Preferred Stock, 5,000 shares authorized, $0.001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.001 par value 3,445,000 and 3,000,000 shares issued and outstanding, respectively	3,445	3,000

Additional Paid in Capital	60,933	24,500

Subscriptions Receivable (Note 7(b))	-	(25,000)

Deficit Accumulated During the Development Stage	(69,235)	(15,856)

Total Stockholders’ Equity (Deficit)	(4,857)	(13,356)

Total Liabilities and Stockholders’ Equity (Deficit)	37,653	8,810

(The accompanying notes are an integral part of the financial statements)

Page - 26

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From April 8, 2004	For the Year	From April 8, 2004
	(Date of Inception)	Ended	(Date of Inception)
	to May 31,	May 31,	To May 31,
	2005	2005	2004
	$	$	$
Revenue	20,590	20,590	-

Cost of Sales	(14,049)	(14,049)	-

Gross Profit	6,541	6,541	-

Expenses

Amortization	634	634	-
Consulting fees	8,458	8,275	183
General and administrative	4,511	4,483	28
Management services (Note 5)	6,406	3,429	2,977
Professional fees	52,288	40,353	11,935
Rent	3,479	2,746	733

Total Expenses	75,776	59,920	15,856

Net Loss	(69,235)	(53,379)	(15,856)

Net Loss Per Share - Basic and Diluted		(0.02)	(0.05)

Weighted Average Shares Outstanding		3,296,000	308,000

(The accompanying notes are an integral part of the financial statements)

Page - 27

NSM Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated From April 8, 2004 (Date of Inception) to May 31, 2005 $	For the Year Ended May 31, 2005 $	From April 8, 2004 (Date of Inception) to May 31, 2004 $
Cash Flows Provided By Operating Activities

Net loss for the period	(69,235)	(53,379)	(15,856)

Adjustments to reconcile net loss to cash:

Amortization	634	634	-
Issue of shares for services	2,500	-	2,500

Change in operating assets and liabilities:

(Increase) in accounts receivable	(554)	(554)	-
(Increase) in inventory	(765)	(765)	-
(Decrease) in note payable	(7,342)	(7,342)	-
Increase in accounts payable and accrued liabilities	41,316	26,969	14,347
Increase in due to related party	1,194	717	477

Net Cash (Used in) Provided By Operating Activities	(32,252)	(33,720)	1,468

Cash Flows Used In Investing Activities

Purchase of property and equipment	(837)	(837)	-
Web site development costs	(1,468)	-	(1,468)

Net Cash Flows Used In Investing Activities	(2,305)	(837)	(1,468)

Cash Flows Used In Financing Activities

Proceeds from issue of common stock, net of offering costs	61,878	61,878	-

Net Cash Flows Provided By Financing Activities	61,878	61,878	-

Increase in Cash	27,321	27,321	-

Cash - Beginning of Period	-	-	-

Cash - End of Period	27,321	27,321	-

Non-Cash Financing Activities

Purchase of assets by issue of note payable	7,342	-	7,342
Issue of common shares for services	2,500	-	2,500

Supplemental Disclosures

Interest paid	442	442	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of the financial statements)

Page - 28

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From April 8, 2004 (Date of Inception) to May 31, 2005
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total
	#		$$		$$	$

Balance - April 8, 2004 (Date of Inception)	-	-	-	-	-	-
Common shares issued for services at $0.001 per share	2,500,000	2,500	-	-	-	2,500

Common shares issued for cash at $0.05 per share	500,000	500	24,500	(25,000)	-	-

Net loss for the period	-	-	-	-	(15,856)	(15,856)

Balance - May 31, 2004	3,000,000	3,000	24,500	(25,000)	(15,856)	(13,356)

Common shares issued for cash at $0.10 per share	445,000	445	44,055	-	-	44,500

Share issue costs	-	-	(7,622)	-	-	(7,622)

Proceeds from share subscriptions	-	-	-	25,000	-	25,000

Net loss for the year	-	-	-	-	(53,379)	(53,379)

Balance - May 31, 2005	3,445,000	3,445	60,933	-	(69,235)	(4,857)

(The accompanying notes are an integral part of the financial statements)

Page - 29

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005
(Expressed in US dollars)

1. Development Stage Company

The Company was incorporated in the State of Delaware on April 8, 2004. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the sale of marine hobby products through its website “northernstarmall.com”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred operating losses since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at May 31, 2005, the Company has a working capital deficiency of $6,529 and accumulated losses of $69,235 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

In September 2004, the Company issued 445,000 common shares at a price of $0.10 per share for net proceeds of $36,878 after issuance costs of $7,622, pursuant to a private placement.

On July 8, 2005, the Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission to register 945,000 shares of common stock held by existing shareholders. The SB-2 was declared effective on July 13, 2005 and registered the common shares issued in the private placement discussed above, for resale at a price of $0.10 per share. Also pursuant to the SB-2, the Company is offering up to 2,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company.

2. Summary of Significant Accounting Policies

a)	Basis of Presentation and Fiscal Year

These consolidated financial statements include the accounts of the Company and it’s wholly owned subsidiary, Northern Star Distributors Ltd., a private company incorporated in the Province of British Columbia, Canada. These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars. The Company’s fiscal year-end is May 31.

b)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

c)	Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Page - 30

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

e)	Share Offering Costs

Costs incurred related to share offerings are deducted from the proceeds of the related offerings. Costs incurred related to the registration of common stock held by existing shareholders of the Company are expensed as incurred. As the Company is uncertain as to the amount of shares the Company will eventually issue under the proposed SB-2, all related costs have been expensed as incurred.

f)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2005 and 2004, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors.

h)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost and is being amortized on a straight-line basis over their estimated lives of three years.

i)	Website Development Costs

The Company recognizes the costs associated with developing a website in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) No. 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Relating to website development costs the Company follows the guidance pursuant to the Emerging Issues Task Force (EITF) No. 00-2, “Accounting for Website Development Costs”.

Costs associated with the website consist primarily of a domain name purchased from a third party, and web site design costs. These capitalized costs are amortized based on their estimated useful life over four years. Payroll and related costs have not been capitalized, as the amounts principally relate to maintenance. Internal costs related to the development of website content will be charged to operations as incurred.

j)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

k)	Financial Instruments and Concentrations

Financial instruments, which include accounts payable, accrued liabilities, and due to a related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

For the year ended May 31, 2005, accounts receivable from a single unaffiliated customer represented 90% of total accounts receivable, and sales to a single unaffiliated customer represented 64% of total sales.

l)	Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Page - 31

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

m)	Foreign Currency Translation

The functional and reporting currency of the Company and its subsidiary is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated to United States dollars in accordance with SFAS No. 52 “Foreign Currency Translation” using the exchange rate prevailing at the balance sheet date. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

n)	Revenue Recognition

The Company recognizes revenue from the online sale of marine hobby products in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue consists of the sale of marine hobby products and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the product is shipped, and collectibility is reasonably assured.

Trade accounts receivable relate to the sale of marine hobby products. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of May 31, 2005, no allowance for doubtful accounts is considered necessary.

o)	Stock - Based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation”. All transactions in which goods or services are provided to the Company in exchange for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. Equity instruments issued to employees and the cost of the services received as consideration are measured and recognized based on the fair value of the equity instruments issued. The Company does not currently have a stock option plan.

p)	Recent Accounting Pronouncement

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Page - 32

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

p)	Recent Accounting Pronouncements (continued)

In December 2004, FASB issued SFAS No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2005, the SEC staff issued Staff Accounting Bulletin No. 107 (“SAB 107”) to give guidance on the implementation of SFAS 123R. The Company will consider SAB 107 during implementation of SFAS 123R.

The FASB has also issued SFAS No. 151 and 152, but they will not have relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

3. Property and Equipment
	May 31, 2005			May 31, 2004
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
		$$		$$

Computer hardware	837	(267)	570	-

4. Intangible Assets
	May 31, 2005			May 31, 2004
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
		$$		$$

Website domain name	1	-	1	1
Website development costs	1,468	(367)	1,101	1,468

	1,469	(367)	1,102	1,469

5. Related Party Balances/Transactions

a)	The amount due to a related party of $1,194 (May 31, 2004 - $477) is non-interest bearing, unsecured and has no specific terms of repayment.

b)	During the year ended May 31, 2005, the Company paid $3,429 (May 31, 2004 - $477) to the President of the Company for management services rendered.

c)
During the year ended May 31, 2004, the Company issued 2,500,000 shares of common stock to the President of the Company for services valued at $2,500. The Company also issued 500,000 shares of common stock to the President of the Company for cash at $0.05 per share.

Page - 33

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2005
(Expressed in US dollars)

6. Acquisition of Assets

The Company entered into an Agreement dated April 30, 2004, to acquire a 100% interest in the domain name “northernstarmall.com” and inventory in consideration for a promissory note of CDN$10,000. The note was unsecured bearing interest at 4% per annum and was repaid in June 2004. The purchase price of $7,342 (CND$10,000) was allocated as follows:

$

Net tangible assets acquired	$7,341
Intangible assets acquired	1

Total purchase price	$7,342

7. Common Shares

a)
On April 16, 2004, the Company issued 2,500,000 shares of common stock to the President of the Company at a price of $0.001 per share in consideration for services valued at $2,500. These common shares were recorded at management’s estimate of a nominal fair value of $0.001 per share as they were issued as founders shares.

b)
On April 23, 2004, the Company issued 500,000 shares of common stock to the President of the Company at a price of $0.05 per share for cash proceeds of $25,000, which was received in full in June 2004. The price was 50% of the anticipated offering price of the Company’s SB-2.

c)
On October 1, 2004, the Company issued 445,000 shares of common stock to unrelated third parties at a price of $0.10 per share for net proceeds of $36,878 after issuance costs of $7,622, pursuant to a private placement. The price was determined to be equal to the anticipated offering price of the Company’s SB-2.

8. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. As of May 31, 2005, the Company has net operating losses carried forward totalling $51,000 for US tax purposes and $14,000 for Canadian tax purposes which expire starting in 2024 and 2011, respectively. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not to utilize the net operating losses carried forward in future years. For the periods ended May 31, 2005 and 2004, the valuation allowance established against the deferred tax assets increased by $19,000 and $4,000 respectively.

The components of the net deferred tax asset at May 31, 2005, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	May 31, 2005 $	May 31, 2004 $

Net Operating Losses	65,000	13,000

Statutory Tax Rate	35%	34%

Effective Tax Rate	-	-

Deferred Tax Asset	23,000	4,000

Valuation Allowance	(23,000)	(4,000)

Net Deferred Tax Asset	-	-

9. Commitment

During the period ended May 31, 2004, the Company entered into a lease agreement for office premises at a rate of CDN$6,000 per annum, for a one year term expiring March 31, 2005. Upon signing the agreement, the landlord agreed to waive the first five months of rent. In accordance with FTB 85-3 “Accounting for Operating Leases with Scheduled Rent Increases”, the waiver of rent has been applied on a straight-line basis over the term of the lease.

Page - 34

Exhibit 31

Page - 35

NSM HOLDINGS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Zuber Jamal, certify that:

1.   I have reviewed this annual report on Form 10-KSB of NSM Holdings, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 13 October 2005

 /s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

Page - 36

NSM HOLDINGS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Zuber Jamal, certify that:

1.   I have reviewed this annual report on Form 10-KSB of NSM Holdings, Inc.;

2.   Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.   Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)   presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: 13 October 2005

 /s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

Page - 37

Exhibit 32

Page - 38

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NSM Holdings, Inc. (“NSM”) on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, President and Chief Executive Officer of NSM and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

 /s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

October 13, 2005

Page - 39

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NSM Holdings, Inc. (“NSM”) on Form 10-KSB for the period ending May 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, Treasurer and Chief Financial Officer of NSM and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

 /s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

October 13, 2005

Page - 40

Exhibit 10.3

Page - 41

OFFICESUITES AT AIRPORT SQUARE

LICENCE AGREEMENT - PRIVATE OFFICE

BETWEEN:  OFFICESUITES AT AIRPORT SQUARE
              (The “Licensor”)  OF THE FIRST PART

    AND:      NORTHERN STAR DISTRIBUTORS LTD.
                    (The “Licensee”)  OF THE SECOND PART

The Licensor hereby agrees to rent to the Licensee, (One year/Month to Month), office space # 1106 (the premises) at # 1100-1200 West 73rd Avenue, Vancouver, B.C., at a rate of $500.00 per month. The term of this agreement shall commence October 1st, 2005 to September 30th, 2006. Beyond the above term and subject to item 15 in Schedule “B”, this agreement may be terminated by either party providing 60 days written notice thereof to the other party, with the license fee due and payable on the first day of each month including the last month of this license.

Receipt is hereby acknowledged for the sum of $500.00 security deposit which will be refunded upon termination of this license and full payment of all outstanding accounts, including any damage to the Premises (Item 19, Schedule “B”), and $650.00 which is payable for the license period commencing October 1st, 2005.

This License includes:

-	Complimentary telephone answering services for up to two people per office on one line per office.
-	Complimentary reception services.
-	Complimentary coffee and tea services.
-	Two desks
-	Two guest chairs
-	One file cabinet
-	Two executive chairs
-	Ten hours complimentary in Boardroom/Meeting Room per month.
-	One complimentary telephone set.
-	Use of on site Fitness Centre (subject to head lease terms, and building rules and regulations, which may change without notice)
-	One voice mail

Page - 42

-	One time phone line installation fee- $110.00. Additional phone/fax lines installed for $100.00 each.
-	One OfficeSuites at Airport Square phone line @ $40.00/month/each (includes voicemail box).
-	Phone book directory listing and 411 listing (monthly) $4.25.
-	Photocopies at 15¢ a copy
-	Faxing at 90¢ a page
-	Secretarial services $30/hour
-	One half-duplex twenty meg internet connection at $50.00/month

The Licensee shall pay any GST and the additional charges set out in SCHEDULE “A” and the “RATE SCHEDULE” attached hereto.

All payment due under this License shall be made payable to OfficeSuites at Airport Square.

All charges for additional office services shall be paid within 5 days of billing or further services may be refused. The license fee is due on the first day of each month and 5 days default shall constitute surrender of the Premises by the Licensee without notice. In event of default, the entire balance of the license feel due to the end of the contract period shall become immediately due and payable, and any security deposit held shall be forfeited and the Licensor may without notice or delay enter and take possession of the Premises at such time without prejudice to the Licensor’s other rights and recourse, the balance due to the remaining portion of the license, shall become due and owing to the Licensor as liquidated damages.

All invoices are due and payable upon receipt. A service charge may be billed at 2% per month on overdue accounts. The Licensee agrees to these terms.

The Licensee agrees to be bound by all Rules and Regulations as set out in SCHEDULE “B” attached hereto. The singular where used herein shall include the plural where applicable. Time shall be of the essence.

Dated this 26th day of September, 2005.

NAME OF COMPANY   OFFICESUITES AT AIRPORT SQUARE

/s/ Zuber Jamal                /s/ Noreen Angus
_________________________            __________________________________
ZUBER JAMAL                       BRIAN BONNEY/ NOREEN ANGUS

Page - 43

SCHEDULE “A”

1.	Sales Tax

“Sales Tax” shall mean any and all taxes, fees, levies, charges, assessments, rates, duties and excises (whether characterized as sales taxes, purchase tax, value-added taxes, goods and services taxes or which the Licensor is liable to pay) and which are levied, rated or assessed on the act of entering into this License or otherwise on account of this License, on the use of the occupancy of the Premises or any portion thereof, on the license fee payable under this License or any portion thereof or in connection with the business or licensing the Premises or any portion thereof, but excluding the Licensee’s taxes and also excluding income tax under Part 1 of the Income Tax Act of Canada as amended from time to time.

2.	The Licensee hereby acknowledges receipt of:

0 Building access card(s)        #____  Name: ______________________
#____  Name: ______________________

2 Office Key(s)

1 Mail box key(s) to Mail box #___________

Access code to
- Photocopiers/fax   # _________

- Bell long distance  # _________

Failure to surrender the building access card(s) and office keys upon termination of license services shall result in the Licensee forfeiting $100.00 of his/her security deposit.

Dated this 26th day of September, 2005.

Licensee:

/s/ Zuber Jamal
Per:__________________

Page - 44

SCHEDULE “B”
RULES AND REGULATIONS

The Licensee agrees to conduct only lawful activities permitted by all government agencies in Canada and British Columbia. Furthermore, the Licensee agrees:

1.
That there is no relationship existing other than licensor and licensee. The Licensee agrees and acknowledges that the Licensor’s liability is limited to the cost of services provided and, without restricting the generality of the foregoing, the Licensor shall not be responsible for any business loss or property damage resulting from fire, power failure, ruptured pipes, water damage of any kind or failure in the heat and air conditioning systems;

2.	All insurance requirements (which must meet the Licensor’s requirements from time to time) and business licenses of the Licensee are to be the responsibility of the Licensee;

3.
The Licensee shall contract with OfficeSuites at Airport Square for telephone installation, and pay all charges arising there from; to take advantage of our switchboard services. Fax lines can be contracted with us or a provider of your choice.

4.	Should the Licensee use a common line from the Licensor , they will be responsible for all long distance and other charges which they may incur, including directory assistance charges;

5.	The Licensee shall indemnify and save harmless the Licensor from all claims whatsoever damages arising out the Licensee’s use of the Premises;

6.	The Licensee shall operate its business in conformity with all Municipal, Provincial, and Federal laws and regulations;

7.	The Licensee shall be responsible for all damage to the Licensor’s property through negligence and agrees to pay for the cost of repairing same.

8.	No pets are permitted in the Premises;

9.	No cooking or creation of odors or aromas;

10.	No residential use of the Premises;

11.	No copies of keys shall be made without written permission of Licensor and all keys and access cards shall be returned on termination of this license or a charge of $100.00 shall be due;

12.	No signs or other materials shall be attached to window or doors;

13.	Licensees are not permitted to smoke in the premises, including common hall ways, corridors, or stairwells. Smoking is permitted only outside.

Page - 45

14.	LICESEES ARE RESPONSIBLE FOR THE COSTS OF DAMAGES AND/OR MODIFICATIONS TO THEIR PREMISES INCLUDING DAMAGE TO WALLS, CARPETS, FURNITURE, EQUIPMENT AND HVAC.

15.
If the Licensee surrenders the Premises for any reason within the first (3) months of a month to month or term license an additional fee of $300.00 shall be assessed as liquidated damages and not as a penalty.

16.	This license in non-assignable and non-transferable and the Licensee shall not permit occupation of the Premises by any other third party.

17.
Licensee is not to operate or allow to operate a business office on the Premises during the Term and any renewal term, for the purpose of competition with the Licensor and not to sublet to any such business.

18.	Excessive noise levels (including voice or electronically produced) resulting in repeated co-tenant complaints could result in license termination.

19.	“Damage to Premises” could mean any of the following:

-	Painting walls and/or trim- Re-keying of lock(s)
-	Painting of door(s)- Ceiling tile repair
-	Repair to walls and/or trim- Blinds repair and/or cleaning
-	Repair to door(s)- Communications jack repair
-	Cleaning- Electrical jack repair
-	Carpet repair and/or cleaning- Overhead light fixture repair
-	Furniture repair and/or cleaning- Phone cleaning and/or repair
-	Phone cord replacement- Removal of building directory sign in building lobby

20.	The Licensee agrees to pay or perform painting and/or carpet cleaning to bring the office back to original condition.

21.
QUIET ENJOYMENT: Tenants, tenant’s guests and/or associates and/or clients shall not be permitted to disturb other tenants due to loud noise or voice(s), use of profanity or any other conduct that could be considered disruptive to a regular professional business atmosphere. This clause is intended to ensure quite enjoyment of the premises by all tenants.

22.
ADDITIONS: Arising from any government statute or law, implemented in the province of British Columbia, from time to time as the need arises, the Licensor may add and/or update Schedule “B” Rules and Regulation. Upon doing so, with reasonable cause, these additions and changes will form part of the original contract as if they were in existence when the License was signed. Both the Licensee and Licensor will be bound by and must adhere to the Rules and Regulations.

Page - 46

Exhibit 99.1

Page - 47

NSM Holdings, Inc.

Code of Ethics

Overview

NSM has adopted a code of ethics (the “Code”) that is applicable to every officer, director, employee and consultant of the company and its affiliates (collectively the “Employee” or “Employees”). The Code reaffirms the high standards of business conduct required of all Employees. The Code is part of NSM’s continuing efforts to (1) ensure that it complies with all applicable laws, (2) have an effective program in place to prevent and detect violations of law, and (3) educate and train its Employees to be aware and understand ethical business practices. In most circumstances, the Code sets standards that are higher than the law requires.

NSM has also adopted eight corporate values: Focus, Respect, Excellence, Accountability, Teamwork, Integrity, Open Communications and Positive Attitude. See Schedule “A” for a statement on each value. The values have been adopted to provide a framework for all Employees in conducting themselves in their jobs. These values are not intended to substitute for the Code, but will serve as guidelines in helping the Employees to conduct NSM’s business in accordance with the Code.

The Code is not intended to cover every possible situation in which an Employee may find himself or herself. It is meant to give each Employee the boundaries within which NSM expects each Employee to conduct himself or herself while representing NSM. An Employee may find himself or herself in a situation where there is no clear guidance given by the Code. If that occurs, return to the objective stated below: common sense, good judgment, high ethical standards and integrity, and refer to NSM‘s values. In addition, there are many resources upon which an Employee may rely, including the President and other NSM officers and management. Together all Employees can continue to make NSM a company that sets a standard for all e-commerce and hobby companies.

Objective

One of NSM’s objectives is to conduct all business operations in the utmost ethical manner utilizing common sense, good judgment, high ethical standards and integrity. NSM cares about its Employees, shareholders, clients, suppliers, and the communities in which it conducts its business operations. In the course of meeting its business objectives, NSM considers it essential that all Employees understand and comply with the Code and therefore share and participate in NSM’s way of conducting business.

Standard of Conduct

NSM insists that all aspects of its business operations are conducted with honesty, integrity and fairness, and with respect for the interests of those affected by its business and activities. NSM also expects the same in its relationships with all those with whom it does business.

Each Employee must maintain and foster integrity and honesty in all dealings with clients and all business transactions. Each Employee must commit to act according to the highest ethical standards and is expected to apply ethical business practices in administrative and financial aspects of the business operations of NSM.

Page - 48

No code of conduct can hope to lay down appropriate behavior for every situation, nor should it seek to do so. Each Employee is required to make a careful and considered judgment of what is right and proper in any particular situation.

It is the obligation of every Employee in conducting the business operations of NSM to be responsible, honest, trustworthy, conscientious, and dedicated to the highest standards of ethical business practices. Accordingly, all Employees are required to avoid not only impropriety, but also the appearance of impropriety in conducting the business operations of NSM.

Obeying the Law

All Employees of NSM are required to comply with (1) the letter and the spirit of laws and regulations of the countries in which NSM conducts business operations, (2) the accepted business practices in commercial markets, and (3) any contractual terms and conditions applicable to any business transaction.

It is expected that each Employee will use common sense, good judgment, high ethical standards and integrity in all the Employee’s business dealings.

Each Employee must commit to know and abide by all applicable laws and regulations. Employees are expected to be familiar with the Code as it applies to their duties. Each Employee is required to follow and to comply with the Code. A refusal by any Employee to agree to be bound by the Code will be grounds for discipline up to and including dismissal.

A breach of any law, regulation or ethical standard by any Employee will not be justified by the pursuit of profit or the departure from acceptable practice by competitors.

Enforcement of Code

The Code will be enforced at all levels fairly and without prejudice. Any breach of any standard of the Code may result in disciplinary action, up to and including termination.

Zuber Jamal, NSM’s CEO and President, has been appointed as Compliance Officer of NSM, responsible for overseeing compliance with, and enforcement of, the Code. Zuber Jamal, NSM’s CFO, has been appointed as Assistant Compliance Officer. If an Employee encounters a situation that the Employee is not able to resolve by reference to the Code, the Employee should ask for help from the Compliance Officer or the Assistant Compliance Officer if they need assistance in understanding or interpreting any part of the Code.

Any Employee who, in good faith, has reason to believe any operation or activity of NSM is in violation of the law or of the Code must call the matter to the attention of the Compliance Officer. See Schedule “B” for a non-exhaustive list of reportable violations.

If the Employee has reason to believe that it would be inappropriate to report the operation or activity to the Compliance Officer, the Employee should report it to the Assistant Compliance Officer. All reports will be reviewed and investigated and as necessary under the circumstances, and the reporting Employee should provide sufficient information to enable a complete investigation to be undertaken.

Any Employee who makes an allegation in good faith reasonably believing that a person has violated the law or the Code will be protected against retaliation.

Page - 49

Violations of the law or the Code will subject Employees to disciplinary action, up to and including termination of employment. In addition, Employees involved may subject themselves and NSM to severe penalties, including fines and possible imprisonment. Compliance with the law and high ethical standards in the conduct of NSM’s business should be a top priority for each Employee.

Insider Trading, Securities Compliance and Public Statements

Securities laws prohibit anyone who is in possession of material, non-public information (“Insider Information”) about a company from purchasing or selling stock of that company, or communicating the information to others. Information is considered “material” if a reasonable investor would consider it to be important in making a decision to buy or sell that stock. Some examples include financial results and projections, new products, acquisitions, major new contracts or alliances prior to the time that they are publicly announced. Employees who become aware of such Inside Information about NSM must refrain from trading in the shares of NSM until the Inside Information is publicly announced.

Employees must also refrain from disclosing the insider Information to persons who do not have a need to know, whether they are inside NSM or outside, such as spouses, relatives or friends.

NSM makes regular formal disclosures of its financial performance and results of operations to the investment community. NSM also regularly issues press releases. Other than those public statements, which go through official channels, Employees are prohibited from communicating outside NSM about NSM’s business, financial performance or future prospects. Such communications include questions from securities analysts, reporters or other news media, but also include seemingly innocent discussions with family, friends, neighbors or acquaintances.

Financial Reporting

NSM is required to maintain a variety of records for purposes of reporting to the government. NSM requires all Employees to maintain full compliance with applicable laws and regulations requiring that its books of account and records be accurately maintained. Specifics of these requirements are available from the Compliance Officer.

Accuracy of Records

NSM’s accounting records and supporting documents must accurately describe and reflect the nature and result of NSM’s business operations. All activities and results of NSM’s business operations must be presented in a fair and balanced manner.

All business transactions must be properly authorized as well as completely and accurately recorded on NSM’s books. Procedures for doing so must comply with NSM’s financial policy and follow NSM’s policy for authorization and documentation, as well as follow generally accepted accounting practices. Budget proposals and other financial evaluations and forecasts must fairly represent all information relevant to the business transaction. In addition, no unrecorded cash funds or other asset accounts will be established or maintained for any purpose. Misapplication or improper use of corporate or property or false entry to records by any Employee or by others must be reported to NSM’s Board of Directors.

Page - 50

Record Keeping and Retention

To help maintain the integrity of NSM’s record-keeping and reporting systems, each Employee must know his or her area’s records retention procedures, including how data is stored and retrieved. It is that person’s responsibility to know how to document and transact any entries or records that he or she is responsible for. All Employees are expected to comply fully and accurately with all audits, including responding in a timely fashion to requests for records or other material from or on behalf of NSM’s auditors or management.

Communicating Accurate and Timely Information

In all interactions and communications, whether with shareholders, the public, clients, government agencies, or others inside or outside of NSM, each Employee is expected to be truthful and forthright. This includes making accurate statements, not misrepresentations or statements intended to mislead or misinform; and responding promptly, accurately, and with full disclosure to requests from governmental agencies for information or documents.

Confidentiality

Employees must respect the confidentiality of information received in the course of business dealings and must never use such information for personal gain. Information given by Employees in the course of business dealings must be true and fair and never designed to mislead.

Confidential information can only be revealed upon written authorization of management.

Employees must not use or disclose NSM’s trade secrets, proprietary, or confidential information, or any other confidential information gained in the performance of NSM as a means of making private profit, gain or benefit.

Employees must not use Internet bulletin boards or chat rooms to discuss matters or opinions related to NSM or any of its industries, or to respond to comments about NSM. In today’s electronic age, posting information on Internet bulletin boards or even communicating in chat rooms is the same as “speaking to the media”.

Environmental, Health and Safety

NSM is committed to running its business in an environmentally sound and sustainable manner. NSM’s objective is to ensure that its business operations have the minimum adverse environmental impact commensurate with the legitimate needs of its business operations.

NSM is committed to protecting the health and safety of its Employees, as well as the environment in general. NSM expects employees to obey all laws and regulations designed to protect the environment, and the health and safety of all Employees, and to obtain and fully observe all permits necessary to do business.

Page - 51

At the very least, all Employees should be familiar with and comply with safety regulations applicable to their work areas. NSM will make, to the extent possible, reasonable accommodations for the known physical or mental limitations of its Employees. Employees who require a special accommodation should contact the Compliance Officer. NSM will then engage in an interactive process to determine what reasonable accommodations may exist.

Declaration of Interest

Each Employee is expected to avoid any activity, investment or association that interferes with the independent exercise of his or her judgment in NSM’s best interests (“Conflicts of Interest”). Conflicts of Interest can arise in many situations and occur most often in cases where the Employee or the Employee’s family obtains some personal benefit at the expense of NSM’s best interests.

No Employee, or any member of Employee’s immediate family, is allowed to accept money, gifts of other than nominal value, unusual entertainment, loans, or any other preferential treatment from any customer or supplier of NSM where any obligation may be incurred or implied on the giver or the receiver or where the intent is to prejudice the recipient in favor of the provider. Likewise, no Employee is allowed to give money, gifts of other than nominal value, unusual entertainment or preferential treatment to any customer or supplier of NSM, or any employee or family members thereof, where any obligation might be incurred or implied, or where the intent is to prejudice the recipient in favor of NSM. No Employee is allowed to solicit or accept kickbacks, whether in the form of money, goods, services or otherwise, as a means of influencing or rewarding any decision or action taken by a foreign or domestic vendor, customer, business partner, government employee or other person whose position may affect NSM’s business.

No Employee will use NSM’s property, services, equipment or business for personal gain or benefit.

Each Employee is required to reveal any personal interest that may impinge or might reasonably be deemed by others to impinge on the Employee’s business dealings with any industry partners of NSM.

Employees may not: (1) act on behalf of, or own a substantial interest in, any company or firm that does business, or competes, with NSM; (2) conduct business on behalf of NSM with any company or firm in which the Employee or a family member has a substantial interest or affiliation. Exceptions require advance written approval from NSM’s Board of Directors.

Employees should not create the appearance that they are personally benefiting in any outside endeavor as a result of their employment by NSM, or that NSM is benefiting by reason of their outside interests. Any Employee who is not sure whether a proposed action would present a conflict of interest or appear unethical should consult with the Compliance Officer.

NSM expects its Employees to avoid (1) personal activities and financial interests that could conflict with their responsibilities and obligations and (2) giving assistance to competitors, which could be in conflict with the interests of NSM or its clients. All Employees are required to seek the consent of NSM management if they intend to become partners or shareholders in companies outside NSM’s corporate structure.

Page - 52

Fair Competition

NSM’s policy is to comply fully with competition and antitrust laws throughout the world. NSM is committed to vigorous yet fair competition and supports the development of appropriate competition laws. Each Employee must avoid any business arrangement that might prevent the effective operation of fair competition. It is advised that each Employee consult with the Compliance Officer before attending a meeting with a party who may be viewed as a competitor.

International Trade

NSM must comply with a variety of laws around the world regarding its activities. In some cases, the law prohibits the disclosure of information, whether the disclosure occurs within the U.S. or elsewhere, and whether or not the disclosure is in writing.

U.S. law and the Code prohibits giving, offering, or promising anything of value to any public official in the U.S. or any foreign country to influence any official act, or to cause an official to commit or omit any act in violation of his or her lawful duty. The Foreign Corrupt Practices Act precludes payments to non-U.S. government officials for the purpose of obtaining or retaining business, even if the payment is customary in that country. This law applies anywhere in the world to U.S. citizens, nationals, residents, businesses or employees of U.S. businesses. Because NSM is a U.S. company, this law applies to NSM and all of its subsidiaries. Any questions on this policy should be directed to the Compliance Officer.

Government Relations

NSM is prohibited by law from making any contributions or expenditures in connection with any U.S. national election. This includes virtually any activity that furnishes something of value to an election campaign for a federal office. Use of NSM’s name in supporting any political position or ballot measure, or in seeking the assistance of any elected representative, requires the specific approval of the President of NSM. Political contributions or expenditures are not to be made out of NSM’s funds in any foreign country, even if permitted by local law, without the consent of the President of NSM.

Vendors, Contractors, Consultants and Temporary Workers

Vendors, contractors, consultants or temporary workers who are acting on NSM’s behalf, or are on NSM’s property, are expected to follow the law, the Code, and honor NSM’s values. Violations will subject the person or firm to sanctions up to and including loss of the contract, the contracting or consulting agreement, or the discharge from temporary assignment.

Compliance with the Code

It is the responsibility of NSM’s Board of Directors to ensure that the standards embodied in the Code are communicated to, understood and observed by all Employees. NSM’s Board of Directors will not criticize management for any loss of business resulting from adherence to the Code. Equally, NSM’s Board of Directors undertakes that no Employee will suffer as a consequence of bringing to their attention, or that of senior management, a breach or suspected breach of the Code.

Page - 53

The standards set out in the Code directly reflect NSM’s high ethical standards. NSM expects and requires each and every Employee, as a representative of NSM, to fulfill NSM’s ethical commitment in a way that is visible to the outside world with which NSM conducts its business operations.

Each Employee is responsible for complying with the standards set out in the Code and must ensure that their personal conduct is above reproach.

Each Employee has an obligation to assure that the conduct of others around him or her complies with the Code.

All Employees have a legal, moral, and ethical duty to report to NSM’s Board of Directors and the appropriate authorities any known or suspected violations of law, regulations or corporate policy, including the Code.

Breaches of law, regulations and the standards of conduct listed above may lead to serious consequences for the Employee concerned.

Annual Acknowledgement

Each Employee will be required to sign a statement annually that he or she has read and understands NSM’s Code of Ethics. This statement will also require that the Employee state that he or she is in full compliance with the Code. The form of statement is attached as Schedule “C”.

Page - 54

Schedule “A”

VALUES

FOCUS: We exist only because we are in the e-commerce and hobby business.

RESPECT: We value all people, treating them with dignity at all times.

EXCELLENCE: We strive for “Best in Class” in everything we do.

ACCOUNTABILITY: We do what we say we will do and expect the same from others.

TEAMWORK: We believe that cooperative action produces superior results.

INTEGRITY: We are honest with each other, our customers, our partners, our shareholders and ourselves

OPEN COMMUNICATION: We share information, ask for feedback, acknowledge good work, and encourage diverse ideas.

POSITIVE ATTITUDE: We work hard, are rewarded for it, and maintain a positive attitude with a good sense of perspective, humor and enthusiasm.

Page - 55

Schedule “B”

Reportable Violations - Anonymous Reporting Program

Accounting Error
Accounting Omissions
Accounting Misrepresentations
Auditing Matters
Compliance/Regulation Violations
Corporate Scandal
Domestic Violence
Discrimination
Embezzlement
Environmental Damage
Ethics Violation
Fraud
Harassment
Industrial Accidents
Misconduct
Mistreatment
Poor Customer Service
Poor Housekeeping
Sabotage
Securities Violation
Sexual Harassment
Substance Abuse
Theft
Threat of Violence
Unfair Labor Practice
Unsafe Working Conditions
Vandalism
Waste
Waste of Time and Resources
Workplace Violence

Page - 56

Schedule “C”

Acknowledgement and Certification Statement

I acknowledge and certify that I have read and understand the information set forth in the Code of Ethics of NSM Holdings, Inc. and will comply with these principles in my daily work activities. I am not aware of any violation of the standards of NSM’s Code of Ethics.

Date:_________________________________________________________________________________________________________

Name (print):___________________________________________________________________________________________________

Position:______________________________________________________________________________________________________

Address:______________________________________________________________________________________________________

Signature:_____________________________________________________________________________________________________

Page - 57