Form 10QSB
period 2005-08-31
NSM Holdings, Inc.
filed 2005-10-17
CIK 1302947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________to__________________

Commission file number 000-51571

NSM HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware (State or other jurisdiction of incorporation or organization)	98-0425713 (I.R.S. Employer Identification No.)
Suite 1106, 1200 West 73rd Avenue, Vancouver, British Columbia, V6P 6G5, Canada (Address of principal executive offices)
604-671-8780 (Issuer’s telephone number)
n/a (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[   ] Yes [ X ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 14, 2005
Shares of common stock - $0.001 par value	3,445,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NSM HOLDINGS, INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

August 31, 2005

(Unaudited)

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 2

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	August 31, 2005 $	May 31, 2005 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	8,201	27,321
Accounts receivable	5,142	554
Inventory	7,232	8,106

Total Current Assets	20,575	35,981

Property and Equipment (Note 3)	500	570

Intangible Assets (Note 4)	1,010	1,102

Total Assets	22,085	37,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	32,659	30,297
Accrued liabilities	14,718	11,019
Due to a related party (Note 5(a))	-	1,194

Total Liabilities	47,377	42,510

Contingencies and Commitments (Notes 1 and 8)

Stockholders’ Equity (Deficit)

Preferred Stock, 5,000 shares authorized, $0.001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.001 par value 3,445,000 shares issued and outstanding	3,445	3,445

Additional Paid in Capital	60,933	60,933

Deficit Accumulated During the Development Stage	(89,670)	(69,235)

Total Stockholders’ Equity (Deficit)	(25,292)	(4,857)

Total Liabilities and Stockholders’ Equity (Deficit)	22,085	37,653

(The accompanying notes are an integral part of these financial statements)

Page - 3

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From April 8, 2004	Three Month	Three Month
	(Date of Inception)	Period Ended	Period Ended
	to August 31,	August 31,	August 31,
	2005	2005	2004
	$	$	$

Revenue	25,178	4,588	6,848

Cost of Sales	(15,505)	(1,456)	(3,547)

Gross Profit	9,673	3,132	3,301

Expenses

Amortization	796	162	92
Consulting fees	9,764	1,306	3,404
General and administrative	4,715	204	1,789
Management services (Note 5)	7,623	1,217	1,466
Professional fees	71,707	19,419	5,120
Rent	4,738	1,259	1,138

Total Expenses	99,343	23,567	13,009

Net Loss	(89,670)	(20,435)	(9,708)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.00)

Weighted Average Shares Outstanding		3,445,000	3,000,000

(The accompanying notes are an integral part of these financial statements)

Page - 4

NSM Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Accumulated From April 8, 2004	Three Month	Three Month
	(Date of Inception)	Period Ended	Period Ended
	to August 31,	August 31,	August 31,
	2005	2005	2004
	$	$	$
Operating Activities

Net loss for the period	(89,670)	(20,435)	(9,708)

Adjustments to reconcile net loss to cash:
Amortization	796	162	92
Issue of common shares for services	2,500	-	-

Change in operating assets and liabilities:
(Increase) in accounts receivable	(5,142)	(4,588)	(5,953)
Decrease in inventory	109	874	(3,161)
(Decrease) in note payable	(7,342)	-	(7,342)
Increase in accounts payable and accrued liabilities	47,377	6,061	8,717
Decrease in due to related party	-	(1,194)	(453)

Net Cash (Used By) Provided By Operating Activities	(51,372)	(19,120)	(17,808)

Investing Activities

Purchase of property and equipment	(837)	-	-
Web site development costs	(1,468)	-	-

Net Cash Flows Used In Investing Activities	(2,305)	-	-

Financing Activities

Proceeds from issue of common stock, net of offering costs	61,878	-	25,000

Net Cash Flows Provided By Financing Activities	61,878	-	25,000

Increase (decrease) in Cash	8,201	(19,120)	7,192

Cash - Beginning of Period	-	27,321	-

Cash - End of Period	8,201	8,201	7,192

Non-Cash Investing and Financing Activities
Purchase of assets by issue of note payable	7,342	-	-
Issue of common shares for services	2,500	-	-

Supplemental Disclosures
Interest paid	442	-	-
Income taxes paid	-	-	-

(The accompanying notes are an integral part of these financial statements)

Page - 5

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2005
(unaudited)

1. Development Stage Company

The Company was incorporated in the State of Delaware on April 8, 2004. The Company is a Development Stage Company, as defined by Statement of Financial Accounting Standard (“SFAS”) No.7 “Accounting and Reporting by Development Stage Enterprises”. The Company’s principal business is the sale of marine hobby products through its website “northernstarmall.com”.

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred operating losses since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at August 31, 2005, the Company has a working capital deficiency of $26,802 and accumulated losses of $89,670 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On July 8, 2005, the Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective July 14, 2005 to register 945,000 shares of common stock held by existing shareholders, which includes common shares issued in the private placement discussed above, for resale at a price of $0.10 per share. Also pursuant to the SB-2, the Company is offering up to 2,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company.

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

Page - 6

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2005
(unaudited)

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
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2005 and May 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Financial instruments, which include accounts receivable, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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

Page - 7

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2005
(unaudited)

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

Trade accounts receivable relate to the sale of marine hobby products. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of August 31, 2005, no allowance for doubtful accounts is considered necessary.

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

Page - 8

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2005
(unaudited)

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

q)	Interim Financial Statements

These interim unaudited financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

3. Property and Equipment
	August 31, 2005			May 31, 2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	837	(337)	500	570

4. Intangible Assets
	August 31, 2005			May 31, 2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Website domain name	1	-	1	1
Website development costs	1,468	(459)	1,009	1,101

	1,469	(459)	1,010	1,102

Page - 9

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2005
(unaudited)

5. Related Party Balances/Transactions

a)	The amount due to a related party was repaid during the three months ended August 31, 2005 and was non-interest bearing, unsecured with no specific terms of repayment.

b)	During the three month period ended August 31, 2005, the Company paid $1,217 (August 31, 2004 - $1,466) to the President of the Company for management services rendered.

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

7. Common Shares

a)
On April 16, 2004, the Company issued 2,500,000 shares of common stock to the President of the Company at a price of $0.001 per share in consideration for services valued at $2,500. These common shares were recorded at management’s estimate of a nominal fair value of $0.001 per share as they were issued as founder’s shares.

b)
On April 23, 2004, the Company issued 500,000 shares of common stock to the President of the Company at a price of $0.05 per share for cash proceeds of $25,000, which was received in full in June 2004. The price was 50% of the anticipated offering price of the Company’s proposed SB-2.

c)
On October 1, 2004, the Company issued 445,000 shares of common stock to unrelated third parties at a price of $0.10 per share for net proceeds of $36,878 after issuance costs of $7,622, pursuant to a private placement. The price was determined to be equal to the anticipated offering price of the Company’s proposed SB-2.

8. Subsequent event

On September 26, 2005 the Company entered into a lease agreement commencing October 1, 2005 for office premises at a rate of $6,000 CDN per annum, for a one year term expiring September 30, 2006.

Page - 10

Item 2. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING PRESENTATION OF MANAGEMENT’S DISCUSSION AND ANALYSIS OF NSM HOLDINGS, INC. SHOULD BE READ IN CONJUNCTION WITH THE FINANCIAL STATEMENTS AND OTHER FINANCIAL INFORMATION INCLUDED HEREIN.

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

NSM incurred net losses for the three month period ended August 31, 2004 and for the three month period ended August 31, 2005 of $9,708 and $20,435 respectively.
To meet its need for cash, NSM will rely on the proceeds raised from its April 2004 private placement, its September 2004 private placement, its current registration statement, and from revenues generated from its business operations. These proceeds will be applied to (1) the development of NSM’s website www.northernstarmall.com (the “Website”), (2) the development and delivery of its products and services, (3) the operation of its business, and (4) working capital. NSM cannot guaranty that these proceeds will be enough for it to stay in business and Zuber Jamal does not know how long NSM can satisfy its cash requirements. If NSM requires additional proceeds, NSM will have to find alternative sources, like a public offering, a private placement of securities, or loans from its sole officer or others. At the present time, NSM has a current registration statement and offering filed with the United States Securities and Exchange Commission. NSM has not made any other arrangements to raise additional cash. If NSM needs additional cash and cannot raise it, NSM will either have to suspend operations until it does raise the cash, or cease operations entirely.

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

Page - 11

Revenue

From inception (April 8, 2004) to August 31, 2005, NSM earned $25,178 in revenues. The concurrent cost of sales was $15,505, resulting in gross profit from operations of $9,673. During the same period, NSM incurred $99,343 in total expenses, as listed below under “Expenses”. Therefore, for the three month ended August 31, 2005 NSM had total net loss of $89,670.

For the three month period ended August 31, 2005, NSM realized $4,588 in sales of its products. The concurrent cost of sales was $1,456, resulting in gross profit from operations of $3,132. During the same period, NSM incurred $23,567 in total expenses, as listed below under “Expenses”. Therefore, for the three month period ended August 31, 2005 NSM had total net loss of $20,435.

For the three month period ended August 31, 2004, NSM realized $6,848 in sales of its products. The concurrent cost of sales was $3,547, resulting in gross profit from operations of $3,301. During the same period, NSM incurred $13,009 in total expenses, as listed below under “Expenses”. Therefore, the period ended August 31, 2004 NSM had total net loss of $9,708.

Expenses

NSM’s expenses increased by $10,558 or 81% from $13,009 for the three month period ended August 31, 2004 to $23,567 for the three month period ended August 31, 2005. The increase was primarily due to an $14,299 increase in professional fees, a $2,098 decrease in consulting fees, a $1,464 decrease in office and general expenses, and a $249 decrease in management services.

NSM had cash of $8,201 at August 31, 2005. For the three month period ended August 31, 2005, NSM had a net loss of $20,435, including (a) office and general expenses of $1,463, which included rent of $1,259 and general administrative charges of $204; (b) professional fees of $19,419, which included legal fees of $9,669 for the preparation and completion of a registration statement, accounting fees of $2,000 for preparation of the financial statements, and auditor’s fees of $7,750; (c) consulting fees of $1,306; (d) management service fees of $1,217; and (e) amortization of $162 for the accumulated amortization on the website.

For the three month period ended August 31, 2004, NSM had a net loss of $9,708, including (a) office and general expenses of $2,927, which included rent of $1,138 and general administrative charges of $1,789; (b) professional fees of $5,120, which included legal fees of $2,820 for the organization of NSM, a private placement, and the preparation of a registration statement, accounting fees of $1,050 for preparation of the financial statements, and auditor’s fees of $1,250; (c) consulting fees of $3,404; (d) management service fees of $1,466; and (e) amortization of $92 for the accumulated amortization on the website.

Liquidity and Financial Condition

NSM had cash of $8,201 and working capital deficiency of $26,802 at August 31, 2005. During the period from inception (April 8, 2004) to August 31, 2005, NSM used $51,372 in cash for operating activities. Cash used in operations was financed by the sale of common stock of $61,878, net of offering cost of $7622. NSM has accumulated a deficit of $89,670 since inception and has a stockholder’s deficit of $25,292.

There are no material defaults or past due amounts for the accounts payable or accrued liabilities. Accounts payable and accrued liabilities have increased since May 31, 2004 due to costs associated with business operations, sale of products, and a registration statement.

Page - 12

As of May 31, 2005, NSM’s total assets were $37,653 and its total liabilities were $42,510. As of August 31, 2005, NSM’s total assets were $22,085 and its total liabilities were $47,377. The decrease of $15,568 in the assets during the three month period ended August 31, 2005 was a direct result of a decrease of $19,120 in cash, a decrease of $874 in inventory, a decrease of $70 in property and equipment, and a decrease of $92 in intangible assets, offset by an increase of $4,588 in accounts receivable.

The increase of $4,867 in liabilities during the three month period ended August 31, 2005 was a direct result of a increase of $3,699 in accrued liabilities and an increase of $2,362 in accounts payable, offset by a decrease of $1,194 in liabilities due to a related party.

The decrease of $19,120 in cash during the three month period ended August 31, 2005 was a result of an increase of $23,567 in operating expenses, the payment of $1,194 due to a related party, and an increase in accounts payable and accrued liabilities of $6,061.

NSM has no contingencies or long-term commitments.

NSM has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, NSM’s auditors stated in their report that they have substantial doubt that NSM will be able to continue as a going concern.

NSM’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. Since inception (April 8, 2004) through to August 31, 2005, NSM has only generated $25,178 in revenues, and has experienced negative cash flow from its e-commerce activities. NSM may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

NSM anticipates that it will require approximately $285,700 for additional organization and operation costs for the next 12 months, including $250,000 for NSM’s plan of operations, as described below.

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

Page - 13

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

NSM’s strategic alliance goals in this phase are to (1) create relationships with the strategic alliances to help attract traffic to the Website and to the reciprocal hyperlinks, banner ads or profiles on their sites, (2) assist in the marketing strategy, (3) capitalize on the extensive market reach of the strategic alliances, (4) help fill rates and provide inventory in an allotted processing time, and (5) develop customer service with timely and economical delivery of products to customers.

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

Page - 14

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

Trade accounts receivable relate to the sale of marine hobby products. NSM sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of August 31, 2005, no allowance for doubtful accounts is considered necessary.

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

Page - 15

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

Inflation

Zuber Jamal, the sole officer and director of NSM, does not believe that inflation will have a material impact on its future operations.

Uncertainties Relating To Forward-Looking Statements

This Form 10-QSB Quarterly Report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Certain information contained or incorporated by reference in this Annual Information Form, including the information set forth as to the future financial or operating performance of NSM, constitutes “forward-looking statements”. These statements may be identified by their use of words like “plans”, “expect”, “aim”, “believe”, “projects”, “anticipate”, “intend”, “estimate”, “will”, “should”, “could”, “contemplate”, “target”, “continue”, “budget”, “may”, “schedule”, and other similar expressions that indicate future events and trends and identify forward-looking statements. All statements, other than historical statements of fact, that address expectations or projections about the future, including statements about NSM’s strategy for growth, product development, market position, expenditures and financial results, are forward-looking statements.

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2005; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the development of NSM’s business will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2005 will be funded through the equity capital markets and private financings; (6) expectation of future developments of content, features, and services to be provided on the website; and (7) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and NSM disclaims any duty to update such statements.

Page - 16

Certain parts of this Form 10-QSB may contain “forward-looking statements” within the meaning of the Securities Exchange Act of 1934 based on current managements expectations. Actual results could differ materially from those in the forward looking statements due to a number of uncertainties including, but not limited to, those discussed in this section. Factors that could cause future results to differ from these expectations include general economic conditions, particularly related to demand the features and services offered on NSM’s website; changes in business direction or strategy; competitive factors (including competitors introducing superior services); pricing pressure (including competitors offering similar services at lower prices); inability to attract, develop or retain technical, consulting, managerial, agents, or independent contractors; and changes in participant’s tastes. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives requires the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and NSM assumes no obligation to update any such forward-looking statements.

NSM may, from time to time, make oral forward-looking statements. NSM strongly advises that the above paragraph and the risk factors described in NSM’s annual report and in NSM’s other documents filed with the United States Securities and Exchange Commission should be read for a description of certain factors that could cause the actual results of NSM to materially differ from those in the oral forward-looking statements. NSM disclaims any intention or obligation to update or revise any oral or written forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Controls and Procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-QSB, NSM’s Chief Executive Officer and Chief Financial Officer believe NSM’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) are effective to ensure that information required to be disclosed by NSM in this report is accumulated and communicated to NSM’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. There were no significant changes NSM’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation and there were no corrective actions with regard to significant deficiencies and material weaknesses.

Page - 17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

NSM is not a party to any pending legal proceedings and, to the best of NSM’s knowledge, none of NSM’s assets are the subject of any pending legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) NSM did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) NSM did not sell any unregistered equity securities.

Item 3. Defaults Upon Senior Securities.

During the quarter of the fiscal year covered by this report, no material default has occurred with respect to any indebtedness of NSM. Also, during this quarter, no material arrearage in the payment of dividends has occurred.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders through the solicitation of proxies or otherwise, during the first quarter of the fiscal year covered by this report.

Item 5. Other Information.

During the quarter of the fiscal year covered by this report, NSM reported all information that was required to be disclosed in a report on Form 8-K.

Item 6. Exhibits

(a)	Index to and Description of Exhibits

All Exhibits required to be filed with the Form 10-QSB are incorporated by reference to NSM’s previously filed Form SB-2 and Form 10-KSB.
Exhibit	Description	Status
3.1	Certificate of Incorporation for NSM Holdings, Inc., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.2	By-laws of NSM Holdings, Inc., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.3	Certificate of Incorporation for Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.4	Notice of Articles for Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.5	Articles of Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
10.1

Asset Purchase Agreement dated April 30, 2004, between Northern Star Distributors Ltd. and Hansa Capital Corp., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.

Filed
10.2

Sublease dated April 1, 2004, between David Higano and Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference

Filed
10.3

Lease dated October 1, 2005 between Officesuites At Airport Square and Northern Star Distributors Ltd., filed as an Exhibit to NSM’s Form 10-KSB filed on October 13, 2005, and incorporated herein by reference

Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included
99.1	Code of Ethics, filed as an Exhibit to NSM’s Form 10-KSB filed on October 13, 2005, and incorporated herein by reference.	Filed

Page - 18

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, NSM Holdings, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

NSM HOLDINGS, INC.

By: /s/ Zuber Jamal
Name:  Zuber Jamal
Title: Director, CEO and CFO
Dated: October 17, 2005

Page - 19

Exhibit 31

Page - 20

NSM HOLDINGS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Zuber Jamal, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of NSM Holdings, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2005

/s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

Page - 21

NSM HOLDINGS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Zuber Jamal, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of NSM Holdings, Inc.;

2.   Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.   The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)   evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)   presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.   The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 17, 2005

/s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NSM Holdings, Inc. (“NSM”) on Form 10-QSB for the period ending August 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, President, Chief Executive Officer of NSM and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

/s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

October 17, 2005

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NSM Holdings, Inc. (“NSM”) on Form 10-QSB for the period ending August 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, Chief Financial Officer of NSM and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

/s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

October 17, 2005

Page - 25