Form 10QSB
period 2005-11-30
NSM Holdings, Inc.
filed 2006-01-17
CIK 1302947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2005

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to_____________

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
[ ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 16, 2006
Shares of common stock - $0.001 par value	3,445,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NSM HOLDINGS, INC.
(a development stage company)

INTERIM FINANCIAL STATEMENTS

November 30, 2005

(Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 2

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	November 30, 2005 $	May 31, 2005 $
	(unaudited)	(audited)
ASSETS

Current Assets

Cash	3,829	27,321
Accounts receivable	-	554
Inventory	10,669	8,106
Prepaid and deposits	497	-

Total Current Assets	14,995	35,981

Property and Equipment (Note 3)	430	570

Intangible Assets (Note 4)	919	1,102

Total Assets	16,344	37,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	43,257	30,297
Accrued liabilities	13,258	11,019
Due to a related party (Note 5(a))	-	1,194

Total Liabilities	56,515	42,510

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity (Deficit)

Preferred Stock, 5,000 shares authorized, $0.001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.001 par value 3,445,000 shares issued and outstanding	3,445	3,445

Additional Paid in Capital	60,933	60,933

Deficit Accumulated During the Development Stage	(104,549)	(69,235)

Total Stockholders’ Equity (Deficit)	(40,171)	(4,857)

Total Liabilities and Stockholders’ Equity (Deficit)	16,344	37,653

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 3

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From April 8, 2004	Three Month	Three Month	Six Month	Six Month
	(Date of Inception)	Period Ended	Period Ended	Period Ended	Period Ended
	to November 30,	November 30,	November 30,	November 30,	November 30,
	2005	2005	2004	2005	2004
	$	$	$	$	$

Revenue	27,490	2,312	13,742	6,900	20,590

Cost of Sales	(17,097)	(1,592)	(10,502)	(3,048)	(14,049)

Gross Profit	10,393	720	3,240	3,852	6,541

Expenses

Amortization	957	161	220	323	312
Consulting fees	10,557	793	1,019	2,099	4,423
General and administrative	5,118	403	1,216	607	3,005
Management services (Note 5(b))	8,899	1,276	805	2,493	2,271
Professional fees	83,148	11,441	14,611	30,860	19,731
Rent	6,263	1,525	(805)	2,784	333

Total Expenses	114,942	15,599	17,066	39,166	30,075

Net Loss For the Period	(104,549)	(14,879)	(13,826)	(35,314)	(23,534)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		3,445,000	3,297,000	3,445,000	3,148,000

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 4

NSM Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Six Month	Six Month
	Period Ended	Period Ended
	November 30,	November 30,
	2005	2004
	$	$

Operating Activities

Net loss for the period	(35,314)	(23,534)

Adjustments to reconcile net loss to cash:
Amortization	323	312

Change in operating assets and liabilities:
Decrease in accounts receivable	554	(16,308)
(Increase) in prepaid and deposits	(497)	-
Decrease in inventory	(2,563)	(7,341)
(Decrease) in note payable	-	(7,342)
Increase in accounts payable and accrued liabilities	15,199	24,979
(Increase) decrease in due to related party	(1,194)	363

Net Cash (Used By) Provided By Operating Activities	(23,492)	(14,189)

Investing Activities

Purchase of property and equipment	-	(837)
Web site development costs	-	-

Net Cash Flows Used In Investing Activities	-	(837)

Financing Activities

Proceeds from issue of common stock, net of offering costs	-	61,878

Net Cash Flows Provided By Financing Activities	-	61,878

Increase (decrease) in Cash	(23,492)	46,852

Cash - Beginning of Period	27,321	-

Cash - End of Period	3,829	46,852

Supplemental Disclosures
Interest paid	-	442
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 5

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred operating losses since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at November 30, 2005, the Company has a working capital deficiency of $41,520 and accumulated losses of $104,549 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On July 8, 2005, the Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective July 14, 2005 to register 945,000 shares of common stock held by existing shareholders for resale at a price of $0.10 per share. Also pursuant to the SB-2, the Company is offering up to 2,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company.

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
November 30, 2005
(unaudited)

2. Summary of Significant Accounting Policies (continued)

e)	Share Offering Costs

Costs incurred related to share offerings are deducted from the proceeds of the related offerings. Costs incurred related to the registration of common stock held by existing shareholders of the Company are expensed as incurred.

f)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2005 and May 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Financial instruments, which include prepaid expenses, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
November 30, 2005
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

In May 2005, the Financial Accounting Standards Board (FASB) issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

Page - 8

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005
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

3. Property and Equipment
	November 30, 2005			May 31, 2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Computer hardware	837	(407)	430	570

4. Intangible Assets
	November 30, 2005			May 31, 2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
			(unaudited)	(audited)

Website domain name	1	-	1	1
Website development costs	1,468	(550)	918	1,101

	1,469	(550)	919	1,102

5. Related Party Balances/Transactions

a)	The amount due to a related party was repaid during the six months ended November 30, 2005 and was non-interest bearing, unsecured with no specific terms of repayment.

b)	During the six month period ended November 30, 2005, the Company paid $2,493 (November 30, 2004 - $2,271) to the President of the Company for management services rendered.

Page - 9

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2005
(unaudited)

6. Commitment

During the period ended November 30, 2005, the Company entered into a lease agreement commencing October 1, 2005 for office premises at a rate of CDN $6,000 per annum, for a one year term expiring September 30, 2006.

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

NSM incurred net losses for the three month period ended November 30, 2004 and for the three month period ended November 30, 2005 of $13,826 and $14,879 respectively.

NSM incurred net losses for the six month period ended November 30, 2004 and for the six month period ended November 30, 2005 of $23,534 and $35,314 respectively.

To meet its need for cash, NSM will rely on the proceeds raised from its April 2004 private placement, its September 2004 private placement, its current registration statement, and from revenues generated from its business operations. These proceeds will be applied to (1) the development of NSM’s website www.northernstarmall.com (the “Website”), (2) the development and delivery of its products and services, (3) the operation of its business, and (4) working capital. NSM cannot guaranty that these proceeds will be enough for it to stay in business and Zuber Jamal does not know how long NSM can satisfy its cash requirements. If NSM requires additional proceeds, NSM will have to find alternative sources, like a public offering, a private placement of securities, or loans from its sole officer or others. At the present time, NSM has a current registration statement and offering filed with the United States Securities and Exchange Commission with a post effective amendment filed also. TO date, NSM has not raised any proceeds from this offering. NSM has not made any other arrangements to raise additional cash. If NSM needs additional cash and cannot raise it, NSM will either have to suspend operations until it does raise the cash, or cease operations entirely.

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

Page - 11

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

Revenue

From inception (April 8, 2004) to November 30, 2005, NSM earned $27,490 in revenues. The concurrent cost of sales was $17,097, resulting in gross profit from operations of $10,393. During the same period, NSM incurred $114,942 in total expenses, as listed below under “Expenses”. Therefore, for the same period NSM had total net loss of $104,549.

For the three month period ended November 30, 2005, NSM realized $2,312 in sales of its products. The concurrent cost of sales was $1,592, resulting in gross profit from operations of $720. During the same period, NSM incurred $15,599 in total expenses, as listed below under “Expenses”. Therefore, for the three month period ended November 30, 2005 NSM had total net loss of $14,879.

For the three month period ended November 30, 2004, NSM realized $13,742 in sales of its products. The concurrent cost of sales was $10,502, resulting in gross profit from operations of $3,240. During the same period, NSM incurred $17,066 in total expenses, as listed below under “Expenses”. Therefore, the period ended November 30, 2004 NSM had total net loss of $3,826.

Expenses

NSM’s expenses decreased by $1,467 or 8.6% from $17066 for the three month period ended November 30, 2004 to $15,599 for the three month period ended November 30, 2005. The decrease was primarily due to a $3,170 decrease in professional fees, a $2,330 increase in rent, a $813 decrease in general and administrative expenses, a $471 increase in management services, a $226 decrease in consulting fees, and a $59 decrease in amortization.

NSM had cash of $3,829 at November 30, 2005. For the three month period ended November 30, 2005, NSM had a net loss of $14,879, including (a) office and general expenses of $1,928, which included rent of $1,525 and general administrative charges of $403; (b) professional fees of $11,441, which included legal fees of $6,691, accounting fees of $2,000 for preparation of the financial statements, and auditor’s fees of $2,750; (c) consulting fees of $793; (d) management service fees of $1,276; and (e) amortization of $161 for the accumulated amortization on the website.

For the three month period ended November 30, 2004, NSM had a net loss of $17,066, including (a) office and general expenses of $411, which included rent recovery of $805 and general administrative charges of $1,216; (b) professional fees of $14,611, which included legal fees of $8,111 for the organization of NSM, a private placement, and the preparation of a registration statement, accounting fees of $2,250 for preparation of the financial statements, and auditor’s fees of $4,250; (c) consulting fees of $1,019; (d) management service fees of $805; and (e) amortization of $220 for the accumulated amortization on the website.

Liquidity and Financial Condition

NSM had cash of $3,829 and working capital deficiency of $41,520 at November 30, 2005. During the period from inception (April 8, 2004) to November 30, 2005, NSM used $55,744 in cash for operating activities. Cash used in operations was financed by the sale of common stock of $61,878, net of offering cost of $7,622. NSM has accumulated a deficit of $104,549 since inception and has a stockholder’s deficit of $40,171.

Page - 12

There are no material defaults or past due amounts for the accounts payable or accrued liabilities. Accounts payable and accrued liabilities have increased since May 31, 2004 due to costs associated with business operations, sale of products, and a registration statement.

As of May 31, 2005, NSM’s total assets were $37,653 and its total liabilities were $42,510. As of November 30, 2005, NSM’s total assets were $16,344 and its total liabilities were $56,515. The decrease of $21,309 in the assets during the six month period ended November 30, 2005 was a direct result of a decrease of $23,492 in cash, a decrease of $554 in accounts receivable, a decrease of $140 in property and equipment, and a decrease of $183 in intangible assets, offset by an increase of $2,563 in inventory and an increase of $497 in prepaids and deposits.

The increase of $14,005 in liabilities during the six month period ended November 30, 2005 was a direct result of an increase of $12,960 in accounts payable and an increase of $2,239 in accrued liabilities, offset by a decrease of $1,194 in liabilities due to a related party.

The decrease of $23,492 in cash during the six month period ended November 30, 2005 was a result of a loss during the period of $35,314 offset by changes in non-cash items, which included a decrease in inventory of $2,563, the payment of $1,194 due to a related party, an increase in accounts payable and accrued liabilities of $15,199, and other net increases of $380 relating to amortization, accounts receivable, prepaids and deposits.

NSM has no contingencies or long-term commitments.

NSM has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, NSM’s auditors stated in their report that they have substantial doubt that NSM will be able to continue as a going concern.

NSM’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. Since inception (April 8, 2004) through to November 30, 2005, NSM has only generated $27,490 in revenues, and has experienced negative cash flow from its e-commerce activities. NSM may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Page - 13

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

Trade accounts receivable relate to the sale of marine hobby products. NSM sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of November 30, 2005, no allowance for doubtful accounts is considered necessary.

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

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the development of NSM’s business will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation of future developments of content, features, and services to be provided on the website; and (7) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and NSM disclaims any duty to update such statements.

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

Item 3. Controls and Procedures.

Disclosure Controls and Procedures

Zuber Jamal, NSM’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of NSM’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, Mr. Jamal has concluded that, as of the Evaluation Date, NSM’s disclosure controls and procedures are effective in alerting NSM on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

Changes in Internal Controls

During the quarter of the fiscal year covered by this report, there were no changes in NSM’s internal controls or, to NSM’s knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, these controls and procedures subsequent to the date NSM carried out this evaluation.

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

Page - 17

On July 14, 2005, the Securities and Exchange Commission declared NSM’s Form SB-2 Registration Statement effective, file number 333-120993, permitting NSM to offer up to 2,500,000 shares of common stock at $0.10 per share. There was no underwriter involved in NSM’s public offering. On December 30, 2005, NSM filed a post-effective amendment to the Form SB-2 Registration Statement.

As of the date of this report, NSM not sold any shares of common stock in the public offering.

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

Item 6. Exhibits.

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

Filed

Page - 18

Exhibit	Description	Status
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
Dated: January 17, 2005

Page - 19

Exhibit 31

Page - 20

NSM HOLDINGS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Zuber Jamal, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of NSM Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: January 17, 2005

/s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

Page - 21

NSM HOLDINGS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Zuber Jamal, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of NSM Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer’s other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the small business issuer’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer’s internal control over financial reporting that occurred during the small business issuer’s most recent fiscal quarter (the small business issuer’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer’s internal control over financial reporting; and

5. The small business issuer’s other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer’s auditors and the audit committee of the small business issuer’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer’s internal control over financial reporting.

Date: January 17, 2005

/s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NSM Holdings, Inc. (“NSM”) on Form 10-QSB for the period ending November 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, President, Chief Executive Officer of NSM and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

/s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer
January 17, 2005

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NSM Holdings, Inc. (“NSM”) on Form 10-QSB for the period ending November 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, Chief Financial Officer of NSM and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

/s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer
January 17, 2005

Page - 25