Form 10QSB
period 2006-02-28
NSM Holdings, Inc.
filed 2006-04-14
CIK 1302947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  February 28, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission file number 000-51571

NSM HOLDINGS, INC.
(Exact name of small business issuer as specified in its charter)

Incorporated in the State of Delaware	98-0425713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 13, 2006
Shares of common stock - $0.001 par value	3,445,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NSM HOLDINGS, INC.
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

February 28, 2006

(Unaudited)

Index

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 2

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	February 28 2006 $	May 31, 2005 $

ASSETS

Current Assets

Cash	4,227	27,321
Accounts receivable	-	554
Inventory	8,966	8,106
Prepaid and deposits	497	-

Total Current Assets	13,960	35,981

Property and Equipment (Note 3)	360	570

Intangible Assets (Note 4)	827	1,102

Total Assets	14,877	37,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	42,973	30,297
Accrued liabilities	20,521	11,019
Due to a related party (Note 5(a))	-	1,194

Total Liabilities	63,494	42,510

Contingencies and Commitments (Notes 1 and 6)

Stockholders’ Equity (Deficit)

Preferred Stock, 5,000 shares authorized, $0.001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.001 par value 3,445,000 shares issued and outstanding	3,445	3,445

Additional Paid in Capital	60,933	60,933

Deficit Accumulated During the Development Stage	(112,995)	(69,235)

Total Stockholders’ Equity (Deficit)	(48,617)	(4,857)

Total Liabilities and Stockholders’ Equity (Deficit)	14,877	37,653

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 3

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From April 8, 2004	Three Month	Three Month	Nine Month	Nine Month
	(Date of Inception)	Period Ended	Period Ended	Period Ended	Period Ended
	to February 28,	February 28,	February 28,	February 28,	February 28,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	52,400	24,910	-	31,810	20,590

Cost of Sales	(33,232)	(16,135)	-	(19,183)	(14,049)

Gross Profit	19,168	8,775	-	12,627	6,541

Expenses

Amortization	1,119	162	161	485	473
Consulting fees	11,945	1,388	1,321	3,487	5,744
General and administrative	6,755	1,637	1,610	2,244	4,615
Management services (Note 5(b))	10,196	1,297	1,196	3,790	3,467
Professional fees	94,389	11,241	23,541	42,101	43,272
Rent	7,759	1,496	1,384	4,280	1,717

Total Expenses	132,163	17,221	29,213	56,387	59,288

Net Loss	112,995	(8,446)	(29,213)	(43,760)	(52,747)

Net Loss Per Share - Basic and Diluted		-	(0.01)	(0.01)	(0.02)

Weighted Average Shares Outstanding		3,445,000	3,445,000	3,445,000	3,246,000

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 4

NSM Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	Nine Month	Nine Month
	Period Ended	Period Ended
	February 28,	February 28,
	2006	2005
	$	$

Operating Activities

Net loss	(43,760)	(52,747)

Adjustments to reconcile net loss to cash:
Amortization	485	473

Change in operating assets and liabilities:
Decrease (increase) in accounts receivable	554	(9,189)
(Increase) in prepaid and deposits	(497)	-
(Increase) decrease in inventory	(860)	7,341
(Decrease) in note payable	-	(7,342)
Increase in accounts payable and accrued liabilities	22,178	25,338
(Increase) decrease in due to related party	(1,194)	330

Net Cash (Used By) Provided By Operating Activities	(23,094)	(35,796)

Investing Activities

Purchase of property and equipment	-	(837)

Net Cash Flows Used In Investing Activities	-	(837)

Financing Activities

Proceeds from issue of common stock, net of offering costs	-	61,878

Net Cash Flows Provided By Financing Activities	-	61,878

Increase (decrease) in Cash	(23,094)	25,245

Cash - Beginning of Period	27,321

Cash - End of Period	4,227	25,245

Supplemental Disclosures
Interest paid	-	442
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 5

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2006
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred operating losses since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at February 28, 2006, the Company has a working capital deficiency of $49,534 and accumulated losses of $112,995 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On July 8, 2005, the Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective July 14, 2005 to register 945,000 shares of common stock held by existing shareholders for resale at a price of $0.10 per share. Also pursuant to the SB-2, the Company is offering up to 2,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company. Subsequent to the period end, the Company accepted stock subscriptions for 680,000 shares of common stock at $0.10 per share for cash proceeds of $68,000.

On April 10, 2006, the Company accepted stock subscriptions in a private placement offering for 50,000 restricted shares of common stock at $0.10 per share for cash proceeds of $5,000.

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
February 28, 2006
(unaudited)

2. Summary of Significant Accounting Policies (continued)

e)	Share Offering Costs

Costs incurred related to share offerings are deducted from the proceeds of the related offerings. Costs incurred related to the registration of common stock held by existing shareholders of the Company are expensed as incurred.

f)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at February 28, 2006 and May 31, 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At February 28, 2006, inventory consisted of marine hobby products held for sale.

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

Financial instruments, which include prepaid expenses, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. During the three month period ended February 28, 2006, revenues from five customers each exceeded 10% of revenues, with the largest being 24% of revenues. During the nine month period ended February 28, 2006, revenues from five customers each exceeded 10% of revenues, with the largest being 19% of revenues.

Page - 7

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2006
(unaudited)

2. Summary of Significant Accounting Policies (continued)

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
February 28, 2006
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

3. Property and Equipment
	February 28, 2006			May 31, 2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	837	477	360	570

4. Intangible Assets
	February 28, 2006			May 31, 2005
	Accumulated		Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Website domain name	1	-	1	1
Website development costs	1,468	642	826	1,101

	1,469	642	827	1,102

5. Related Party Balances/Transactions

a)	The amount due to a related party was repaid during the nine months ended February 28, 2006 and was non-interest bearing, unsecured with no specific terms of repayment.

b)
During the nine month period ended February 28, 2006, the Company paid $3,790 (February 28, 2005 - $3,467) to the President of the Company for management services rendered. During the three month period ended February 28, 2006, the Company paid $1,297 (February 28, 2005 - $1,196) to the President of the Company for management services rendered.

Page - 9

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
February 28, 2006
(unaudited)

6. Commitment

During the current year, the Company entered into a lease agreement commencing October 1, 2005 for office premises at a rate of CDN $6,000 per annum, for a one year term expiring September 30, 2006.

7. Subsequent Events

a)	In March 2006, the Company accepted stock subscriptions under the SB-2 offering for 680,000 shares of common stock at $0.10 per share for cash proceeds of $68,000.

b)	In April 2006, the Company accepted stock subscriptions under a private placement offering for 50,000 restricted shares of common stock at $0.10 per share for cash proceeds of $5,000.

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

NSM incurred net losses for the three month period ended February 28, 2005 and for the three month period ended February 28, 2006 of $29,213 and $8,446 respectively.

NSM incurred net losses for the nine month period ended February 28, 2005 and for the nine month period ended February 28, 2006 of $52,747 and $43,760 respectively.

To meet its need for cash, NSM will rely on the proceeds raised from its April 2004 private placement, its September 2004 private placement, its current registration statement, and from revenues generated from its business operations. These proceeds will be applied to (1) the development of NSM’s website www.northernstarmall.com (the “Website”), (2) the development and delivery of its products and services, (3) the operation of its business, and (4) working capital. NSM cannot guaranty that these proceeds will be enough for it to stay in business and Zuber Jamal does not know how long NSM can satisfy its cash requirements. If NSM requires additional proceeds, NSM will have to find alternative sources, like a public offering, a private placement of securities, or loans from its sole officer or others. At the present time, NSM has a current registration statement and offering filed with the United States Securities and Exchange Commission with a post effective amendment filed also. To date, NSM has raised $68,000 USD from this offering. NSM has not made any other arrangements to raise additional cash. If NSM needs additional cash and cannot raise it, NSM will either have to suspend operations until it does raise the cash, or cease operations entirely.

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

Revenue

From inception (April 8, 2004) to February 28, 2006, NSM earned $52,400 in revenues. The concurrent cost of sales was $33,232, resulting in gross profit from operations of $19,168. During the same period, NSM incurred $132,163 in total expenses, as listed below under “Expenses”. Therefore, for the same period NSM had total net loss of $112,995.

For the three month period ended February 28, 2006, NSM realized $24,910 in sales of its products. The concurrent cost of sales was $16,135, resulting in gross profit from operations of $8,775. During the same period, NSM incurred $17,221 in total expenses, as listed below under “Expenses”. Therefore, for the three month period ended February 28, 2006 NSM had total net loss of $8,446.

For the three month period ended February 28, 2005, NSM realized $nil in sales of its products. The concurrent cost of sales was $nil, resulting in gross profit from operations of $nil. During the same period, NSM incurred $29,213 in total expenses, as listed below under “Expenses”. Therefore, the period ended February 28, 2005 NSM had total net loss of $29,213.

Expenses

NSM’s expenses decreased by $11,992 or 41% from $29,213 for the three month period ended February 28, 2005 to $17,221 for the three month period ended February 28, 2006. The decrease was primarily due to a $12,300 decrease in professional fees, which was a result of the professional fees that were incurred in the three month period ended February 28, 2005 for the preparation and filing of NSM’s Form SB-2 registration statement.

For the three month period ended February 28, 2006, NSM had a net loss of $8,446, including (a) office and general expenses of $1,637, (b) rent of $1,496; (c) professional fees of $11,241, which included legal fees of $6,991, accounting fees of $2,000 for preparation of the financial statements, and auditor’s fees of $2,250; (d) consulting fees of $1,388; (e) management service fees of $1,297; and (f) amortization of $162 for the accumulated amortization on the website.

For the three month period ended February 28, 2005, NSM had a net loss of $29,213, including (a) office and general expenses of $1,610, (b) rent of $1,384; (c) professional fees of $23,541, which included legal fees of $18,141 for the organization of NSM, a private placement, and the preparation of a registration statement, accounting fees of $1,900 for preparation of the financial statements, and auditor’s fees of $3,500; (d) consulting fees of $1,321; (e) management service fees of $1,196; and (f) amortization of $161 for the accumulated amortization on the website.

Liquidity and Financial Condition

NSM had cash of $4,227 and working capital deficiency of $49,534 at February 28, 2006.

There are no material defaults or past due amounts for the accounts payable or accrued liabilities. Accounts payable and accrued liabilities have increased since May 31, 2005 due to costs associated with business operations, sale of products, and a registration statement.

Page - 12

As of May 31, 2005, NSM’s total assets were $37,653 and its total liabilities were $42,510. As of February 28, 2006, NSM’s total assets were $14,877 and its total liabilities were $63,494. The decrease of $22,776 in the assets during the nine month period ended February 28, 2006 was a direct result of cash used in operations of $23,094.

The increase of $20,984 in liabilities during the nine month period ended February 28, 2006 was a direct result of an increase of $12,676 in accounts payable and an increase of $9,502 in accrued liabilities, offset by a decrease of $1,194 in liabilities due to a related party. The increase in accounts payable and accrued liabilities for the nine month period ended February 28, 2006 was due to NSM’s limited cash resources.

NSM has no contingencies or long-term commitments.

NSM has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, NSM’s auditors stated in their report that they have substantial doubt that NSM will be able to continue as a going concern.

NSM’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. Since inception (April 8, 2004) through to February 28, 2006, NSM has only generated $52,400 in revenues, and has experienced negative cash flow from its e-commerce activities. NSM may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Page - 13

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

Page - 14

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

Trade accounts receivable relate to the sale of marine hobby products. NSM sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts

Website Development Costs

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

Foreign Currency Translation

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

Page - 15

Internal and External Sources of Liquidity

NSM has funded its operations principally from its April 2004 and September 2004 non-public offering. NSM currently has an effective registration statement with which it is trying to raise up to $250,000 at $0.10 per share. NSM raised $68,000 USD as of March 31, 2006 under this offering and raised another $5,000 USD under a private placement in April 2006.

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

Page - 16

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter of the fiscal year covered by this report, (i) NSM did not modify the instruments defining the rights of its shareholders, (ii) no rights of any shareholders were limited or qualified by any other class of securities, and (iii) NSM did not sell any unregistered equity securities, except as disclosed below regarding NSM’s public offering.

On July 14, 2005, the Securities and Exchange Commission declared NSM’s Form SB-2 Registration Statement effective, file number 333-120993, permitting NSM to offer up to 2,500,000 shares of common stock at $0.10 per share. There was no underwriter involved in NSM’s public offering. On December 30, 2005, NSM filed a post-effective amendment to the Form SB-2 Registration Statement. On March 28, 2006, NSM sold 680,000 shares of common stock in the public offering. NSM did not sell any other shares under this public offering. The offering period for the public offering expired on March 31, 2006.

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

Page - 17

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

By:/s/ Zuber Jamal
Name:  Zuber Jamal
Title: Director, CEO and CFO
Dated: April 13, 2006

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

Date: April 13, 2006

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

Date: April 13, 2006

/s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NSM Holdings, Inc. (“NSM”) on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, President, Chief Executive Officer of NSM and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

/s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

April 13, 2006

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NSM Holdings, Inc. (“NSM”) on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, Chief Financial Officer of NSM and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

/s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

April 13, 2006

Page - 25