Form 10KSB
period 2006-05-31
NSM Holdings, Inc.
filed 2006-08-30
CIK 1302947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

[ X ]	ANNUAL REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  May 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission file number     000-51571

NSM HOLDINGS, INC.
(Name of Small Business Issuer in its charter)

Incorporated in the State of Delaware	98-0425713
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Suite 1106, 1200 West 73rd Avenue, Vancouver, British Columbia	V6P 6G5
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 671-8780

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	N/A

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

Page - 1

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[   ] Yes [ X ] No

State issuer’s revenues for its most recent fiscal year.  $48,309

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days: $117,500 as of August 28, 2006

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 28, 2006
shares of common stock - $0.001 par value	4,175,000

Documents incorporated by reference: Exhibit 3.1 (Certificate of Incorporation), Exhibit 3.2 (By-laws), Exhibit 3.3 (Certificate of Incorporation for Northern Star Distributors Ltd.), Exhibit 3.4 (Notice of Articles for Northern Star Distributors Ltd.), Exhibit 3.5 (Articles of Northern Star Distributors Ltd.), Exhibit 10.1 (Asset Purchase Agreement), and Exhibit 10.2 (Sublease) all filed as Exhibits to NSM’s registration statement on Form SB-2/A filed on April 12, 2005; and Exhibit 10.3 (Lease) filed as an Exhibit to NSM’s annual report on Form 10-KSB filed on October 13, 2005.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [ x ]

Page - 2

PART I

Item 1. Description of Business.

(a)	Business Development

NSM holdings, Inc. (“NSM”) is a holding company incorporated under the laws of the State of Delaware on April 8, 2004, which operates through its wholly-owned subsidiary, Northern Star Distributors Ltd. (“Northern Star”), which was incorporated under the laws of the Province of British Columbia on April 8, 2004.

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

Products and Services

NSM will provide marine hobby products through its website. Currently, the products offered through the website are:

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

Page - 3

1) northernstarmall.com Website

For any development stage company, it would be financially impossible for NSM to provide brick and mortar locations to all customers in all regions. Due to the specialty products that NSM provides and the diverse locations that customers live, very few cities would have enough customers to warrant a retail location. The nature of NSM’s products, the demographics of potential customers, and their need to source specific marine items makes e-commerce a very suitable mode of providing product information to NSM’s customers and promoting distribution and sales of NSM’s products.

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

4) eBay.com

Zuber Jamal has concluded that eBay.com is a valid method by which to sell NSM’s products on a retail basis. NSM will set a floor or reserve price on any item and if the item is not sold, NSM will list it for sale on eBay.com. The reserve price will not be set lower than the retail price quoted on NSM’s website. eBay will be used for inventory that is over one year old and has not moved off NSM’s shelves. Currently, NSM has no inventory that is more than one year old. In the past, NSM has also used eBay selectively for products that were not selling on the main site.

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

Principal Suppliers

NSM is not dependent on any single supplier for its products. NSM’s products are supplied by a variety of manufacturers and suppliers from Europe and the United States. Any relationship NSM has with its suppliers is strictly a supplier/purchaser relationship, which does not require a formal agreement.

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

NSM’s principal competitors are www.model-ships.com, www.shipslocker.com, and www.handcraftedmodelships.com. As they are private corporations, NSM is unable to ascertain the size of their market. As the competitors are private corporations with no requirement for financial disclosure, there is no way of quantifying and qualifying what position on a sale’s basis NSM is in relative to its competition.

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

A note provided by NSM’s independent auditors in NSM’s financial statements for the period from inception, April 8, 2004, through May 31, 2006 contains an explanatory note that indicates that NSM is an initial development stage company and its ability to continue as a going concern is dependent on continued financial support from its shareholders, raising additional capital to fund future operations and ultimately to attain profitable operations. The explanatory note states that, because of such uncertainties, there may be a substantial doubt about NSM’s ability to continue as a going concern. This note may make it more difficult for NSM to raise additional equity or debt financing needed to run its business and is not viewed favorably by analysts or investors. NSM urges potential investors to review this report before making a decision to invest in NSM.

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

NSM was incorporated on April 8, 2004 and NSM has no significant operating history upon which an evaluation of its future success or failure can be made. NSM’s net loss since inception is $109,881. NSM’s ability to achieve and maintain profitability and positive cash flow is dependent upon its ability to generate revenues from its planned business operations and to reduce development costs.

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

There are three prominent, established e-commerce companies that are competitors with NSM. Each of www.model-ships.com and www.shipslocker.com and www.handcraftedmodelships.com have been in business for at least five years. Each of the competitors are private companies and as a result it is difficult for NSM to determine its competitive position among these competitors. Based on feedback from NSM’s customers, Zuber Jamal thinks that NSM provides a wider range of products than its competitors. NSM expects competition in this market to increase significantly as new companies enter the market and current competitors expand their online services.

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

Page - 7

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

Although NSM has back up facilities for its computer systems, NSM relies on one provider to host its website, www.easyasphosting.com. In the past, the website host has not failed to provide services to NSM’s systems and website. However, if NSM’s website host failed to provide service to its systems, NSM would be unable to maintain website availability. Interruptions could result from natural disasters as well as power loss, telecommunications failure and similar events. NSM’s business depends on the efficient and uninterrupted operation of its computer and communications hardware systems. Any system interruptions that cause its website to be unavailable could materially adversely affect its business. NSM does not currently have a formal agreement with its website host, but rather a standard monthly recurring billing relationship. Furthermore, NSM will be depending on outside expertise to maintain and expand its website design and capabilities. There is no assurance that website consultants can be retained that will understand the needs of and have the solution for a desirable, user-friendly commercial website.

Page - 8

8.  NSM’s business exposes NSM to potential product liability claims, and NSM may incur substantial expenses if NSM is subject to product liability claims or litigation, which could result in a negative impact on its business.

Zuber Jamal believes that products for model ship enthusiasts involve a minimal inherent risk of product liability claims and associated adverse publicity. However, NSM may be held liable if any product it sells causes injury or is otherwise found unsuitable. Currently, NSM does not carry any product liability insurance or general business coverage. A product liability claim, regardless of its merit or eventual outcome, could result in significant legal defense costs. These costs would have the effect of increasing NSM’s expenses and diverting Zuber Jamal’s attention away from the operation of its business, and could harm NSM’s business.

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

Page - 10

(b) Holders of Record

There are approximately 40 holders of record of NSM’s shares of common stock.

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

On April 5, 2006, NSM authorized and approved the issuance of 50,000 shares of common stock at $0.10 to private investors for a total offering price of $5,000. The 50,000 restricted shares of common stock were issued for investment purposes in a “private transaction”. NSM relied upon Section 4(2) of the Securities Act of 1933 and Rule 903 of Regulation S. The offering was not a public offering and was not accompanied by any general advertisement or any general solicitation. Each subscriber had a pre-existing business relationship with the sole executive officer that allowed NSM to determine that (1) each subscriber met certain suitability standards and (2) had the level of knowledge and experience in finance to evaluate the merits and risks of the investment in the shares. NSM received from each subscriber a completed and signed subscription agreement containing certain representations and warranties, including, among others, that (a) the subscriber was not a U.S. person, (b) the subscriber subscribed for the shares for their own investment account and not on behalf of a U.S. person, and (c) there was no prearrangement for the sale of the shares with any buyer. No offer was made or accepted in the United States and the share certificates representing the shares have been legended with the applicable trading restrictions.

Page - 11

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

Item 6. Management’s Discussion and Analysis or Plan of Operation.

THE FOLLOWING IS A DISCUSSION AND ANALYSIS OF THE CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF NSM HOLDINGS, INC. FOR THE FISCAL YEARS ENDED MAY 31, 2006 AND 2005. THE FOLLOWING SHOULD BE READ IN CONJUNCTION WITH THE CONSOLIDATED FINANCIAL STATEMENTS AND RELATED NOTES APPEARING ELSEWHERE HEREIN.

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

NSM incurred net losses for the period from inception of April 8, 2004 to May 31, 2005 and for the period from inception of April 8, 2004 to May 31, 2006 of $69,235 and $109,881 respectively.

To meet its need for cash, NSM will rely on the proceeds raised from its April 2004 private placement, its September 2004 private placement, its March 2006 sale of registered shares, its April 2006 private placement, and from revenues generated from its business operations. These proceeds will be applied to (1) the development of NSM’s website www.northernstarmall.com (the “Website”), (2) the development and delivery of its products and services, (3) the operation of its business, and (4) working capital. NSM cannot guaranty that these proceeds will be enough for it to stay in business and Zuber Jamal does not know how long NSM can satisfy its cash requirements. If NSM requires additional proceeds, NSM will have to find alternative sources, like a public offering, a private placement of securities, or loans from its sole officer or others. At the present time, NSM has a current registration statement and offering filed with the United States Securities and Exchange Commission. NSM has not made any arrangements to raise additional cash. If NSM needs additional cash and cannot raise it, NSM will either have to suspend operations until it does raise the cash, or cease operations entirely.

Page - 12

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

During the period ended May 31, 2004, NSM completed a private placement in the amount of $25,000. A significant portion of the private placement funds was used to pay existing payables with the balance being spent on the preparation and filing of a registration statement. In September 2004, NSM completed a $44,500 financing through a private placement. Also, in March 2006, NSM sold $68,000 of registered shares under its Form SB -2 and in April 2006, NSM completed a $5,000 financing through a private placement. There can be no assurances that additional equity or other financing will be available on terms acceptable to NSM.

Revenue

NSM earned $20,590 in revenues during the fiscal year ended May 31, 2005 and $48,309 in revenues during the fiscal year ended May 31, 2006. NSM’s auditors’ report on its May 31, 2006 financial statements contained an explanatory paragraph that states that due to recurring losses since inception and negative cash flows substantial doubt exists as to NSM’s ability to continue as a going concern.

For the period from inception (April 8, 2004) to May 31, 2006, NSM realized $68,899 in sales of its products. The concurrent cost of sales was $54,019, resulting in gross profit from operations of $14,880. During the same period, NSM incurred $124,761 in total expenses, as listed below under “Expenses”. Therefore, for the fiscal period ended May 31, 2006 NSM had total net loss of $109,881.

For the period from inception (April 8, 2004) to May 31, 2005, NSM realized $20,590 in sales of its products. The concurrent cost of sales was $14,049, resulting in gross profit from operations of $6,541. During the same period, NSM incurred $75,776 in total expenses, as listed below under “Expenses”. Therefore, for the fiscal period ended May 31, 2005 NSM had total net loss of $69,235.

Expenses

NSM’s expenses decreased by $10,935 or 18% from $59,920 for the year ended May 31, 2005 to $48,985 for the year ended May 31, 2006. The decrease was primarily due to a $10,683 decrease in professional fees, a $1,449 decrease in consulting fees, a $710 decrease in office and general expenses and offset by a $1,534 increase in rent. The decreases were mainly due to the completion of the Registration Statement and less professional time involvement for the current fiscal year.

NSM had cash of $14,097 at May 31, 2006. From inception to May 31, 2006, NSM had a loss of $109,881, including (a) office and general expenses of $16,043, which included rent of $7,759 and general administrative charges of $8,284; (b) professional fees of $81,958, which included legal fees of $42,808 for a private placement and the preparation of a registration statement, accounting fees of $11,700 for preparation of the financial statements, and auditor’s fees of $27,450; (c) consulting fees of $15,284, (d) management service fees of $10,196, which included 2,500,000 shares issued to the president in lieu of cash for services rendered with a fair value of $2,500, and $7,696 for management fee; and (e) amortization of $1,280 for the accumulated amortization on the Website.

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

Page - 13

Liquidity and Financial Condition

NSM had cash of $14,097 and working capital of $11,789 at May 31, 2006. During the period from inception (April 8, 2004) to May 31, 2006, NSM used $103,794 in cash for operating activities. Cash used in operations was financed by the sale of common stock of $120,196, net of offering costs. NSM has accumulated a deficit of $109,881 since inception and has a stockholder’s equity of $12,815.

As of May 31, 2005, NSM’s total assets were $37,653 and its total liabilities were $42,510. As of May 31, 2006, NSM’s total assets were $37,327 and its total liabilities were $24,512. The decrease in the assets was a direct result of a decrease of $13,324 in cash, a decrease of $824 in inventory, an increase of $13,871 in accounts receivable, and an increase of $497 in prepaid and deposits. The decrease in cash was a result of slower than anticipated accounts receivable cycle. Payment terms for all accounts receivable have been negotiated.. The decrease in total liabilities is a result of a decrease of $8,629 in accounts payable, a decrease of $9,809 in accrued liabilities, and an increase of $440 due to a related party. Accounts payable and accrued liabilities have decreased since May 31, 2005 due to efficiencies in operations and completion of the Registration Statement filing.

As of May 31, 2006, NSM had assets recorded on its consolidated financial statements at $37,327 consisting of cash of $14,097, accounts receivable of $14,425, inventory of $7,282, and prepaid and deposits of $497. NSM’s liabilities on May 31, 2006 totaled $24,512, consisting of $21,668 in accounts payable, $1,210 in accrued liabilities, and $1,634 due to a related party. There are no material defaults or past due amounts for the accounts payable or accrued liabilities.

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

Page - 14

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

Page - 15

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

Trade accounts receivable relate to the sale of marine hobby products. NSM sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of May 31, 2006, no allowance for doubtful accounts is considered necessary.

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

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

NSM has funded its operations principally from its April 2004, September 2004, and April 2006 non-public offerings.

Page - 16

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

Forward-looking statements in this Form 10-KSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the development of NSM’s business will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2006 will be funded through the equity capital markets and private financings; (6) expectation of future developments of content, features, and services to be provided on the website; and (7) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-KSB and NSM disclaims any duty to update such statements.

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

Item 7. Financial Statements

See audited consolidated financial statements for the year ended May 31, 2006 and 2005, and for the period from April 8, 2004 (date of inception) to May 31, 2006 attached as Exhibit A to this Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

NSM’s principal independent accountant, Manning Elliott, Chartered Accountants, has not changed since the date of incorporation and there have been no disagreements with NSM’s principal independent accountant.

Page - 17

Item 8A.     Controls and Procedures.

Disclosure Controls and Procedures

Zuber Jamal, NSM’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of NSM’s disclosure controls and procedures (as such term is defined in Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934 (the “Exchange Act” )) as of the end of the period covered by this annual report (the “Evaluation Date”). Based on such evaluation, Mr. Jamal has concluded that, as of the Evaluation Date, NSM’s disclosure controls and procedures are effective in alerting NSM on a timely basis to material information required to be included in its reports filed or submitted under the Exchange Act.

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

Zuber Jamal ● Mr. Jamal (36) has been NSM’s president and sole director since inception of NSM and is expected to hold those offices/positions until the next annual meeting of NSM’s stockholders. Since 1999 Mr. Jamal has been an associate of Microcap E-mail to. al, a venture capital firm. In 1991, Mr. Jamal obtained his Bachelor of Arts in Economics from the University of Western Ontario.

(b) Identify Significant Employees

NSM currently does not have any significant employees.

(c) Family Relationships

There are no family relationships among the directors, executive officers or persons nominated or chosen by NSM to become directors or executive officers.

Page - 18

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

Item 10. Executive Compensation.

NSM paid $3,790 to its named executive officers during its fiscal year ending May 31, 2006.

Page - 19

SUMMARY COMPENSATION TABLE

Long-term compensation
		Annual compensation			Awards	Payouts
Name and principal position (a)	Year (b)	Salary ($) (c)	Bonus ($) (d)	Other annual compen-sation ($) (e)	Restricted stock awards ($) (f)	Securities underlying options/ SARs (#) (g)	LTIP Payouts ($) (h)	All other compen-sation ($) (i)
Zuber Jamal CEO April 2004 - present	2004 2005 2006	2,478 2,500 3,790	nil nil nil	nil nil nil	nil nil nil	nil nil nil	nil nil nil	2,500 [1] Nil nil
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

Page - 20

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [2]
shares of common stock	Zuber Jamal 10941 - 168 Street Surrey, British Columbia V4N 5H6 Canada	3,000,000	71.86%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 4,175,000 shares of common stock issued and outstanding as of August 28, 2006.

(b) Security Ownership of Management

(1) Title of Class	(2) Name and Address of Beneficial Owner	(3) Amount and Nature of Beneficial Owner	(4) Percent of Class [2]
shares of common stock	Zuber Jamal 10941 - 168 Street Surrey, British Columbia V4N 5H6 Canada	3,000,000	71.86%
shares of common stock	Directors and Executive Officers (as a group)	3,000,000	71.86%
[1] The listed beneficial owner has no right to acquire any shares within 60 days of the date of this Form 10-KSB from options, warrants, rights, conversion privileges or similar obligations excepted as otherwise noted.
[2] Based on 4,175,000 shares of common stock issued and outstanding as of August 28, 2006.

(c) Changes in Control

NSM is not aware of any arrangement that may result in a change in control of NSM.

Item 12. Certain Relationships and Related Transactions.

(a) Relationships with Insiders

No member of management, executive officer or security holder has had any direct or indirect interest in any transaction to which NSM was a party to and that exceeded $60,000 in total.

(b) Transactions with Promoters

Zuber Jamal is the sole promoter of NSM. Mr. Jamal is the only person who has taken an initiative in founding and organizing NSM’s business. Mr. Jamal has not received anything of value from NSM, nor is Mr. Jamal entitled to receive anything of value from NSM, for services provided as a promoter.

Item 13. Exhibits

(a) Index to and Description of Exhibits.

Exhibit	Description	Status
Exhibit A	Audited Financial Statements for the period ended May 31, 2006	Included
3.1	Certificate of Incorporation for NSM Holdings, Inc., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.2	By-laws of NSM Holdings, Inc., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed

Page - 21

Exhibit	Description	Status
3.3	Certificate of Incorporation for Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.4	Notice of Articles for Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
3.5	Articles of Northern Star Distributors Ltd., filed as an Exhibit to NSM’s registration statement on Form SB-2/A filed on April 12, 2005, and incorporated herein by reference.	Filed
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

2006 - $15,100 - Manning Elliott, Chartered Accountants
2005 - $10,200 - Manning Elliott, Chartered Accountants

(2)   Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of NSM’s financial statements and are not reported in the preceding paragraph were:

2006 - $nil - Manning Elliott, Chartered Accountants
2005 - $nil - Manning Elliott, Chartered Accountants

(3)   Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning were:

2006 - $nil - Manning Elliott, Chartered Accountants
2005 - $nil - Manning Elliott, Chartered Accountants

Page - 22

(4)   All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) above were:

2006 - $nil - Manning Elliott, Chartered Accountants
2005 - $nil - Manning Elliott, Chartered Accountants

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
Dated: August 29, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of NSM and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date
/s/ Zuber Jamal	President, Principal Executive Officer, Chief Executive Officer, Principal Financial Officer, Chief Financial Officer, Treasurer, Corporate Secretary and and the sole member of the Board of Directors	29 August 2006

Page - 23

Exhibit 31

Page - 24

NSM HOLDINGS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Zuber Jamal, certify that:

1.   I have reviewed this annual report on Form 10-KSB of NSM Holdings, Ltd.;

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

Date: 29 August 2006

 /s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

Page - 25

NSM HOLDINGS, INC.
CERTIFICATIONS PURSUANT TO
SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION

I, Zuber Jamal, certify that:

1.   I have reviewed this annual report on Form 10-KSB of NSM Holdings, Ltd.;

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

Date: 29 August 2006

 /s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

Page - 26

Exhibit 32

Page - 27

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NSM Holdings, Inc. (“NSM”) on Form 10-KSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, President and Chief Executive Officer of NSM and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

 /s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

August 29, 2006

Page - 28

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of NSM Holdings, Inc. (“NSM”) on Form 10-KSB for the period ending May 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, Treasurer and Chief Financial Officer of NSM and the sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

 /s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

August 29, 2006

Page - 29

NSM Holdings, Inc.
(A Development Stage Company)

May 31, 2006

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Consolidated Statement of Stockholders’ Equity (Deficit)

Notes to the Consolidated Financial Statements

Page - 30

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NSM Holdings, Inc. (A Development Stage Company)

We have audited the accompanying consolidated balance sheets of NSM Holdings, Inc. (A Development Stage Company) as of May 31, 2006 and 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended and accumulated for the period from April 8, 2004 (Date of Inception) to May 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NSM Holdings, Inc. (A Development Stage Company) as of May 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended and accumulated for the period from April 8, 2004 (Date of Inception) to May 31, 2006, in conformity with accounting principles generally accepted in the United States.

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

MANNING ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

August 14, 2006

Page - 31

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)

	May 31, 2006 $	May 31, 2005 $

ASSETS

Current Assets

Cash	14,097	27,321
Accounts receivable	14,425	554
Inventory	7,282	8,106
Prepaid and deposits	497	-

Total Current Assets	36,301	35,981

Property and Equipment (Note 3)	291	570

Intangible Assets (Note 4)	735	1,102

Total Assets	37,327	37,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	21,668	30,297
Accrued liabilities	1,210	11,019
Due to a related party (Note 5(a))	1,634	1,194

Total Liabilities	24,512	42,510

Commitments (Notes 1 and 6)

Stockholders’ Equity (Deficit)

Preferred Stock, 5,000 shares authorized, $0.001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.001 par value 4,175,000 and 3,445,000 shares issued and outstanding, respectively	4,175	3,445

Additional Paid in Capital	119,521	60,933

Stock Subscriptions Receivable	(1,000)	-

Deficit Accumulated During the Development Stage	(109,881)	(69,235)

Total Stockholders’ Equity (Deficit)	12,815	(4,857)

Total Liabilities and Stockholders’ Equity (Deficit)	37,327	37,653

The accompanying notes are an integral part of these financial statements.

Page - 32

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)

	Accumulated From April 8, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	to May 31,	May 31,	May 31,
	2006	2006	2005
	$	$	$

Revenue	68,899	48,309	20,590

Cost of Sales	(54,019)	(39,970)	(14,049)

Gross Profit	14,880	8,339	6,541

Expenses

Amortization	1,280	646	634
Consulting fees	15,284	6,826	8,275
General and administrative	8,284	3,773	4,483
Management services (Note 5(b))	10,196	3,790	3,429
Professional fees	81,958	29,670	40,353
Rent	7,759	4,280	2,746

Total Expenses	124,761	48,985	59,920

Net Loss	(109,881)	(40,646)	(53,379)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.02)

Weighted Average Shares Outstanding		3,570,000	3,296,000

The accompanying notes are an integral part of these financial statements.

Page - 33

NSM Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)

	Accumulated
	From
	April 8, 2004	For the	For the
	(Date of Inception)	Year Ended	Year Ended
	To May 31,	May 31,	to May 31,
	2006	2006	2005
	$	$	$

Operating Activities

Net loss	(109,881)	(40,646)	(53,379)

Adjustments to reconcile net loss to net cash used in operating and financing activities:
Amortization	1,280	646	634
Issuance of shares for services	2,500	-	-

Change in operating assets and liabilities:
Accounts receivable	(14,425)	(13,871)	(554)
Prepaid and deposits	(497)	(497)	-
Inventory	59	824	(765)
Notes payable	(7,342)	-	(7,342)
Accounts payable and accrued liabilities	22,878	(18,438)	26,969
Due to related party	1,634	440	717

Net Cash Used By Operating Activities	(103,794)	(71,542)	(33,720)

Investing Activities

Purchase of property and equipment	(837)	-	(837)
Website development costs	(1,468)	-	-

Net Cash Flows Used In Investing Activities	(2,305)	-	(837)

Financing Activities

Proceeds from issue of common stock, net of offering costs	120,196	58,318	61,878

Net Cash Flows Provided By Financing Activities	120,196	58,318	61,878

Increase (Decrease) in Cash	14,097	(13,224)	27,321

Cash - Beginning of Period	-	27,321	-

Cash - End of Period	14,097	14,097	27,321

Non-Cash Financing Activities

Purchase of assets by issue of note payable	7,342	-	-
Issue of common shares for services	2,500	-	-

Supplemental Disclosures

Interest paid	442	-	442
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Page - 34

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Statement of Stockholders’ Equity (Deficit)
From April 8, 2004 (Date of Inception) to May 31, 2006
(Expressed in US dollars)

					Deficit
					Accumulated
			Additional		During the
	Common Stock		Paid-in	Subscriptions	Development
	Shares	Amount	Capital	Receivable	Stage	Total
	#	$	$	$	$	$

Balance - April 8, 2004 (Date of Inception)	-	-	-	-	-	-
Common shares issued for services at $0.001 per share	2,500,000	2,500	-	-	-	2,500

Common shares issued for cash at $0.05 per share	500,000	500	24,500	(25,000)	-	-

Net loss for the period	-	-	-	-	(15,856)	(15,856)

Balance - May 31, 2004	3,000,000	3,000	24,500	(25,000)	(15,856)	(13,356)

Common shares issued for cash at $0.10 per share	445,000	445	44,055	-	-	44,500

Share issuance costs	-	-	(7,622)	-	-	(7,622)

Proceeds from share subscriptions	-	-	-	25,000	-	25,000

Net loss for the year	-	-	-	-	(53,379)	(53,379)

Balance - May 31, 2005	3,445,000	3,445	60,933	-	(69,235)	(4,857)

Common shares issued for cash at $0.10 per share	680,000	680	67,320		-	68,000

Common shares issued for cash at $0.10 per share	50,000	50	4,950	(1,000)	-	4,000

Share issuance costs	-	-	(13,683)	-	-	(13,683)

Net loss for the year	-	-	-	-	(40,646)	(40,232)

Balance - May 31, 2006	4,175,000	4,175	119,521	(1,000)	(109,881)	13,228

The accompanying notes are an integral part of these financial statements.

Page - 35

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred operating losses since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at May 31, 2006, the Company has accumulated losses of $109,881 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

On July 8, 2005, the Company filed an amended Form SB-2 Registration Statement (“SB-2”) with the United States Securities and Exchange Commission that was declared effective July 14, 2005 to register 945,000 shares of common stock held by existing shareholders for resale at a price of $0.10 per share. Also pursuant to the SB-2, the Company is offering up to 2,500,000 common shares at a price of $0.10 per share for maximum proceeds of $250,000 to the Company. On March 28, 2006, the Company issued 680,000 shares of common stock at $0.10 per share for cash proceeds of $54,317, net of offering costs of $13,683. On April 5, 2006, the Company issued 50,000 shares of common stock at $0.10 per share for cash proceeds of $5,000.

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

Page - 36

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

e)	Share Offering Costs

Costs incurred related to share offerings are deducted from the proceeds of the related offerings. Costs incurred related to the registration of common stock held by existing shareholders of the Company are expensed as incurred.

f)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at May 31, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

g)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At May 31, 2006 and 2005, inventory consisted of marine hobby products held for sale.

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

Financial instruments, which include prepaid expenses, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk. During the year ended May 31, 2006, revenues from two customers accounted for 24% of total revenues. During the year ended May 31, 2005, revenues from one customer accounted for 64% of total revenues. At May 31, 2006, accounts receivable from four unaffiliated customers accounted for 97% of total accounts receivable. At May 31, 2005, accounts receivable from a single unaffiliated customer accounted for 90% of total accounts receivable.

Page - 37

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006
(Expressed in US dollars)

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

Trade accounts receivable relate to the sale of marine hobby products. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As at May 31, 2006 and 2005, no allowance for doubtful accounts is considered necessary.

o)	Stock - Based Compensation

Prior to March 1, 2006, the Company recorded stock-based compensation in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation” using the fair value method of accounting. Effective March 1, 2006, the Company the provisions of SFAS No. 123R “Share Based Payments”, using the modified prospective transition method. The Company has not issued any stock options since its inception. Accordingly, there was no effect on the Company’s reported loss from operations, cash flows or loss per share, as a result of adopting SFAS No. 123R.

p)	Recent Accounting Pronouncements

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

Page - 38

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006
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

The FASB has also issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

3. Property and Equipment
	May 31, 2006			May 31, 2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
Computer hardware	837	546	291	570

4. Intangible Assets
	May 31, 2006			May 31, 2005
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
Website domain name	1	-	1	1
Website development costs	1,468	734	734	1,101

	1,469	734	735	1,102

5. Related Party Balances/Transactions

a)
At May 31, 2006, the Company is indebted to a director of the Company in the amount of $1,634, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

b)	During the year ended May 31, 2006, the Company paid $3,790 (May 31, 2005 - $3,429) to the President of the Company for management services rendered.

6. Commitment

The Company entered into a lease agreement commencing October 1, 2005 for office premises at a rate of CDN $6,000 per annum, for a one year term expiring September 30, 2006.

Page - 39

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
May 31, 2006
(Expressed in US dollars)

7. Common Stock

a)
On April 5, 2006, the Company issued 50,000 restricted shares of common stock pursuant to a private placement, at $0.10 per share for cash proceeds of $5,000, of which $1,000 is receivable as at May 31, 2006.

b)
On March 28, 2006, the Company issued 680,000 shares of common stock at $0.10 per share for cash proceeds of $54,317, net of issuance costs of $13,683, pursuant to an offering under an SB-2 Registration Statement.

c)	On October 1, 2004, the Company issued 445,000 shares of common stock at a price of $0.10 per share for cash proceeds of $36,878, after issuance costs of $7,622, pursuant to a private placement.

8. Income Tax

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. As of May 31, 2006, the Company has net operating losses carried forward totalling $82,000 for US tax purposes and $23,000 for Canadian tax purposes which expire starting in 2024 and 2011, respectively. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not to utilize the net operating losses carried forward in future years. For the periods ended May 31, 2006 and 2005, the valuation allowance established against the deferred tax assets increased by $14,000 and $19,000 respectively.

The components of the net deferred tax asset at May 31, 2006, the statutory tax rate, the effective tax rate and the amount of the valuation allowance are indicated below:

	May 31, 2006 $	May 31, 2005 $

Net Operating Losses	105,000	65,000

Statutory Tax Rate	35%	35%

Effective Tax Rate	-	-

Deferred Tax Asset	37,000	23,000

Valuation Allowance	(37,000)	(23,000)

Net Deferred Tax Asset	-	-

Page - 40