Form 10QSB
period 2006-08-31
NSM Holdings, Inc.
filed 2006-10-16
CIK 1302947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  August 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________to _______________

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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at October 12, 2006
Shares of common stock - $0.001 par value	4,175,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NSM HOLDINGS, INC.
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

August 31, 2006

(Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 2

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	August 31, 2006 $	May 31, 2006 $

ASSETS

Current Assets

Cash	19,040	14,097
Accounts receivable	11,813	14,425
Inventory	7,282	7,282
Prepaid and deposits	500	497

Total Current Assets	38,635	36,301

Property and Equipment (Note 3)	221	291

Intangible Assets (Note 4)	643	735

Total Assets	39,499	37,327

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY

Current Liabilities

Accounts payable	22,341	21,668
Accrued liabilities	6,300	1,210
Due to a related party (Note 5(a))	10,903	1,634

Total Liabilities	39,544	24,512

Commitments (Notes 1 and 6)

Stockholders’ Equity (Deficit)

Preferred Stock, 5,000 shares authorized, $0.001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.001 par value 4,175,000 shares issued and outstanding	4,175	4,175

Additional Paid-in Capital	119,521	119,521

Stock Subscriptions Receivable	-	(1,000)

Deficit Accumulated During the Development Stage	(123,741)	(109,881)

Total Stockholders’ Equity (Deficit)	(45)	12,815

Total Liabilities and Stockholders’ Equity (Deficit)	39,499	37,327

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 3

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From April 8, 2004	For the Three Months	For the Three Months
	(Date of Inception)	Ended	Ended
	to August 31,	August 31,	August 31,
	2006	2006	2005
	$	$	$

Revenue	68,899	-	4,588

Cost of Sales	(54,019)	-	(1,456)

Gross Profit	14,880	-	3,132

Expenses

Amortization	1,442	162	162
Consulting fees	18,121	2,837	1,306
General and administrative	17,209	1,166	1,463
Management services (Note 5(b))	11,543	1,347	1,217
Professional fees	90,306	8,348	19,419

Total Expenses	138,621	13,860	23,567

Net Loss	(123,741)	(13,860)	(20,435)

Net Loss Per Share - Basic and Diluted		-	(0.01)

Weighted Average Shares Outstanding		4,175,000	3,445,000

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 4

NSM Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	August 31,	August 31,
	2006	2005
	$	$

Operating Activities

Net loss	(13,860)	(20,435)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	162	162

Change in operating assets and liabilities:
Accounts receivable	2,612	(4,588)
Prepaid and deposits	(3)	-
Inventory	-	874
Accounts payable and accrued liabilities	5,763	6,061
Due to related party	9,269	(1,194)

Net Cash Provided by (Used By) Operating Activities	3,943	(19,120)

Financing Activities

Stock subscriptions received	1,000	-

Net Cash Provided By Financing Activities	1,000	-

Increase (Decrease) in Cash	4,943	(19,120)

Cash - Beginning of Period	14,097	27,321

Cash - End of Period	19,040	8,201

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 5

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred operating losses since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at August 31, 2006, the Company has accumulated losses of $123,741 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

d)	Basic and Diluted Net Income (Loss) Per Share

The Company computes net income (loss) per share in accordance with Financial Accounting Standards Board (“FASB”) SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing Diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

e)	Share Offering Costs

Costs incurred related to share offerings are deducted from the proceeds of the related offerings. Costs incurred related to the registration of common stock held by existing shareholders of the Company are expensed as incurred.

f)	Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at August 31, 2006 and May 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Page - 6

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

g)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At August 31, 2006 and May 31, 2006, inventory consisted of marine hobby products held for sale.

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

The fair values of financial instruments, which prepaid expenses, accounts payable and accrued liabilities, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

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
August 31, 2006
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

Trade accounts receivable relate to the sale of marine hobby products. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As at August 31, 2006 and May 31, 2006, no allowance for doubtful accounts is considered necessary.

o)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

p)	Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Integration No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February, 2006, the FASB issued SFAS No. 155 “Accounting for Certain Hybrid Financial Instruments” and in March 2006, the FASB issued SFAS No. 156 “Accounting for Servicing of Financial Assets”, but they will not have any relationship to the operations of the Company. Therefore a description and its impact for each on the Company’s operations and financial position have not been disclosed.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and SFAS No. 3”. SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle and applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The provisions of SFAS No. 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

3. Property and Equipment
	August 31, 2006			May 31, 2006
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
Computer hardware	837	616	221	291

Page - 8

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
August 31, 2006
(Expressed in US dollars)

4. Intangible Assets
	August 31, 2006			May 31, 2006
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$
Website domain name	1	-	1	1
Website development costs	1,468	826	642	734

	1,469	826	643	735

5. Related Party Balances/Transactions

a)
Aa at August 31, 2006, the Company is indebted to a director of the Company in the amount of $10,903, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

b)	During the three months ended August 31, 2006, the Company paid $1,347 to the President of the Company for management services rendered.

6. Commitment

a)	The Company entered into a lease agreement commencing October 1, 2005 for office premises at a rate of CDN $6,000 per annum, for a one year term expiring September 30, 2006.

b)	The Company entered into a consulting agreement commencing August 1, 2006 for consulting services at a rate of CDN $2,120 per month.

Page - 9

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

NSM incurred net losses for the three month period ended August 31, 2005 and for the three month period ended August 31, 2006 of $20,435 and $13,860 respectively.

To meet its need for cash, NSM will rely on the proceeds raised from its March 2006 sale of registered shares, its April 2006 private placement, and from revenues generated from its business operations. These proceeds will be applied to (1) the development of NSM’s website www.northernstarmall.com (the “Website”), (2) the development and delivery of its products and services, (3) the operation of its business, and (4) working capital. NSM cannot guaranty that these proceeds will be enough for it to stay in business and Zuber Jamal does not know how long NSM can satisfy its cash requirements. If NSM requires additional proceeds, NSM will have to find alternative sources, like a public offering, a private placement of securities, or loans from its sole officer or others. At the present time, NSM has a current registration statement and offering filed with the United States Securities and Exchange Commission with a post effective amendment filed also. To date, NSM has raised $68,000 USD from this offering. NSM has not made any other arrangements to raise additional cash. If NSM needs additional cash and cannot raise it, NSM will either have to suspend operations until it does raise the cash, or cease operations entirely.

During the next 12 months, NSM has no current plan to (1) buy any specific additional plant or equipment, (2) conduct any significant research or development activities, or (3) to hire any employees.

NSM’s financial statements included in this quarterly report have been prepared without any adjustments that would be necessary if NSM becomes unable to continue as a going concern and would therefore be required to realize upon its assets and discharge its liabilities in other than the normal course of its business operations.

Results of Operations

Since inception, NSM’s business operations have been financed primarily from the proceeds of private placements. While NSM is currently generating some revenue, NSM does not anticipate earning significant revenues until it completes its plan of operation. There is no assurance that NSM will be able to complete its plan of operation.

Page - 10

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

Revenue

From inception (April 8, 2004) to August 31, 2006, NSM earned $68,899 in revenues. The concurrent cost of sales was $54,019, resulting in gross profit from operations of $14,880. During the same period, NSM incurred $138,621 in total expenses, as listed below under “Expenses”. As a result, since inception, NSM had total net loss of $123,741.

For the three month period ended August 31, 2006, NSM recorded no sales of its products. During the same period, NSM incurred $13,860 in total expenses, as listed below under “Expenses”. As a result, for the three month period ended August 31, 2006, NSM had total net loss of $13,860.

For the three month period ended August 31, 2005, NSM realized $4,588 in sales of its products. The concurrent cost of sales was $1,456, resulting in gross profit from operations of $3,132. During the same period, NSM incurred $23,567 in total expenses, as listed below under “Expenses”. As a result, for the three month period ended August 31, 2005, NSM had total net loss of $20,435.

Expenses

NSM’s expenses decreased by $9,707 or 41% from $23,567 for the three month period ended August 31, 2005 to $13,860 for the three month period ended August 31, 2006. The decrease was primarily due to a $11,071 decrease in professional fees, which was a result of the completion and filing of theSB-2 in 2005.

NSM had cash of $19,040 at August 31, 2006. For the three month period ended August 31, 2006, NSM had a net loss of $13,860, including (a) office and general expenses of $1,166; (b) professional fees of $8,348, which included legal fees of $3,998, accounting fees of $2,000 for preparation of the financial statements, and auditor’s fees of $2,350; (c) consulting fees of $2,837; (d) management service fees of $1,347; and (e) amortization of $162 for the accumulated amortization on the website.

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

Liquidity and Financial Condition

NSM had cash of $19,040 and working capital deficiency of $909 at August 31, 2006. During the period from inception (April 8, 2004) to August 31, 2006, NSM used $100,451 in cash for operating activities. Cash used in operations was financed by the sale of common stock of $121,196, net of offering cost of $21,304. NSM has accumulated a deficit of $123,741 since inception and has a stockholder’s deficit of $45.

There are no material defaults or past due amounts for the accounts payable or accrued liabilities. Accounts payable, accrued liabilities, and due to a related party have increased since May 31, 2006 due to costs associated with business operations, sale of products, and a loan from a director of NSM.

Page - 11

As of May 31, 2006, NSM’s total assets were $37,327 and its total liabilities were $24,512. As of August 31, 2006, NSM’s total assets were $39,499 and its total liabilities were $39,544. The increase of $2,172 in the assets during the three month period ended August 31, 2006 was a direct result of an increase of $4,953 in cash and a decrease of $2,612 in accounts receivable.

The increase of $14,432 in liabilities during the three month period ended August 31, 2006 was a direct result of an increase of $5,163 in accrued liabilities and an increase of $9,269 in liabilities due to a related party. The increase in accrued liabilities for the three month period ended August 31, 2006 was for legal and accounting and the increase in due to a related party was due to a loan from a director.

NSM has no contingencies or long-term commitments.

NSM has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, NSM’s auditors stated in their report that they have substantial doubt that NSM will be able to continue as a going concern.

NSM’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. Since inception (April 8, 2004) through to August 31, 2006, NSM has only generated $68,899 in revenues, and has experienced negative cash flow from its e-commerce activities. NSM may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

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

Page - 12

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

Page - 13

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

Page - 14

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

Internal and External Sources of Liquidity

NSM has funded its operations principally from its April 2004 and September 2004 non-public offering. On July 14, 2005, the Securities and Exchange Commission declared NSM’s Form SB-2 Registration Statement effective, file number 333-120993, permitting NSM to offer up to 2,500,000 shares of common stock at $0.10 per share. There was no underwriter involved in NSM’s public offering. On December 30, 2005, NSM filed a post-effective amendment to the Form SB-2 Registration Statement. On March 28, 2006, NSM sold 680,000 shares of common stock in the public offering. NSM did not sell any other shares under this public offering. The offering period for the public offering expired on March 31, 2006. NSM also raised another $5,000 USD under a private placement in April 2006.

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

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2006; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the development of NSM’s business will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2007 will be funded through the equity capital markets and private financings; (6) expectation of future developments of content, features, and services to be provided on the website; and (7) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and NSM disclaims any duty to update such statements.

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

Page - 15

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

Page - 16

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

Filed
14	Code of Ethics, filed as an Exhibit to NSM’s Form 10-KSB filed on October 13, 2005, and incorporated herein by reference.	Filed
31	Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Included
32	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Included

Page - 17

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, NSM Holdings, Inc. has caused this report to be signed on its behalf by the undersigned duly authorized person.

NSM HOLDINGS, INC.

By:/s/ Zuber Jamal
Name:  Zuber Jamal
Title: Director, CEO and CFO
Dated: October 12, 2006

Page - 18

Exhibit 31

Page - 19

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

Date: October 12, 2006

/s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

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

Date: October 12, 2006

/s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

Page - 21

Exhibit 32

Page - 22

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NSM Holdings, Inc. (“NSM”) on Form 10-QSB for the period ending August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, President, Chief Executive Officer of NSM and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

/s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

October 12, 2006

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NSM Holdings, Inc. (“NSM”) on Form 10-QSB for the period ending August 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, Chief Financial Officer of NSM and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

/s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

October 12, 2006

Page - 24