Form 10QSB
period 2006-11-30
NSM Holdings, Inc.
filed 2007-01-16
CIK 1302947

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 0R 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  November 30, 2006

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
[   ] Yes [ X ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at January 12, 2007
Shares of common stock - $0.001 par value	4,175,000

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [ X ]

Page - 1

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

NSM HOLDINGS, INC.
(a development stage company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

November 30, 2006

(Unaudited)

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Cash Flows

Notes to the Consolidated Financial Statements

Page - 2

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Balance Sheets
(Expressed in US dollars)
(unaudited)

	November 30, 2006 $	May 31, 2006 $

ASSETS

Current Assets

Cash	5,446	14,097
Accounts receivable	-	14,425
Inventory	7,282	7,282
Prepaid and deposits	2,821	497

Total Current Assets	15,549	36,301

Property and Equipment (Note 3)	151	291

Intangible Assets (Note 4)	552	735

Total Assets	16,252	37,327

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities

Accounts payable	36,158	21,668
Accrued liabilities	3,807	1,210
Due to a related party (Note 5(a))	10,000	1,634

Total Liabilities	49,965	24,512

Commitments (Notes 1 and 6)

Stockholders’ Equity (Deficit)

Preferred Stock, 5,000 shares authorized, $0.001 par value None issued and outstanding	-	-

Common Stock, 100,000,000 shares authorized, $0.001 par value 4,175,000 shares issued and outstanding	4,175	4,175

Additional Paid-in Capital	119,521	119,521

Stock Subscriptions Receivable	-	(1,000)

Deficit Accumulated During the Development Stage	(157,409)	(109,881)

Total Stockholders’ Equity (Deficit)	(33,713)	12,815

Total Liabilities and Stockholders’ Equity (Deficit)	16,252	37,327

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 3

NSM Holdings, Inc.
(A Development Stage Company)
Consolidated Statements of Operations
(Expressed in US dollars)
(unaudited)

	Accumulated From April 8, 2004	For the Three Months	For the Three Months	For the Six Months	For the Six Months
	(Date of Inception)	Ended	Ended	Ended	Ended
	to November 30,	November 30,	November 30,	November 30,	November 30,
	2006	2006	2005	2006	2005
	$	$	$	$	$

Revenue	68,899	-	2,312	-	6,900

Cost of Sales	(54,019)	-	(1,592)	-	(3,048)

Gross Profit	14,880	-	720	-	3,852

Expenses

Amortization	1,603	161	161	323	323
Consulting fees	23,819	5,698	793	8,535	2,099
General and administrative	30,546	13,337	1,928	14,503	3,391
Management services (Note 5(b))	12,887	1,344	1,276	2,691	2,493
Professional fees	103,434	13,128	11,441	21,476	30,860

Total Expenses	172,289	33,668	15,599	47,528	39,166

Net Loss	(157,409)	(33,668)	(14,879)	(47,528)	(35,314)

Net Loss Per Share - Basic and Diluted		(0.01)	(0.01)	(0.01)	(0.01)

Weighted Average Shares Outstanding		4,175,000	3,445,000	4,175,000	3,445,000

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 4

NSM Holdings Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Expressed in US dollars)
(unaudited)

	For the	For the
	Three Months	Three Months
	Ended	Ended
	November 30,	November 30,
	2006	2005
	$	$

Operating Activities

Net loss	(47,528)	(35,314)

Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	323	323
Bad Debt Expense	11,813	-
Change in operating assets and liabilities:
Accounts receivable	2,612	554
Prepaid and deposits	(2,324)	(497)
Inventory	-	(2,563)
Accounts payable and accrued liabilities	17,087	15,199
Due to related party	8,366	(1,194)

Net Cash Used By Operating Activities	(9,651)	(23,492)

Financing Activities

Stock subscriptions received	1,000	-

Net Cash Provided By Financing Activities	1,000	-

Decrease in Cash	(8,651)	(23,492)

Cash - Beginning of Period	14,097	27,321

Cash - End of Period	5,446	3,829

Supplemental Disclosures

Interest paid	-	-
Income taxes paid	-	-

(The accompanying notes are an integral part of these consolidated financial statements)

Page - 5

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006
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

These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has incurred operating losses since inception and is unlikely to generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations and the attainment of profitable operations. As at November 30, 2006, the Company has a working capital deficiency of $34,416 and accumulated losses of $157,409 since inception. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.

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

b)	Interim Financial Statements

These unaudited interim financial statements have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

c)	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

d)	Use of Estimates

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

e)	Basic and Diluted Net Income (Loss) Per Share

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

Page - 6

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

f)	Share Offering Costs

Costs incurred related to share offerings are deducted from the proceeds of the related offerings. Costs incurred related to the registration of common stock held by existing shareholders of the Company are expensed as incurred.

g)	Comprehensive Loss
SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. As at November 30, 2006 and 2005, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

h)	Inventory

Inventory is determined on a first-in, first-out basis and is stated at the lower of cost or market. Market is determined based on the net realizable value, with appropriate consideration given to obsolescence, excessive levels, deterioration and other factors. At November 30, 2006 and May 31, 2006, inventory consisted of marine hobby products held for sale.

i)	Property and Equipment

Property and equipment consists of computer hardware, is recorded at cost and is being amortized on a straight-line basis over their estimated lives of three years.

j)	Website Development Costs

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

k)	Long-Lived Assets

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

l)	Financial Instruments and Concentrations

The fair values of financial instruments, which include cash, accounts receivable, inventory, prepaid expenses, accounts payable, accrued liabilities, and due to related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada resulting in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Page - 7

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

m)	Income Taxes

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

n)	Foreign Currency Translation

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

o)	Revenue Recognition

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

Trade accounts receivable relate to the sale of marine hobby products. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As at November 30, 2006  the Company recorded an allowance for bad debts of $11,813 (May 31, 2006 - $Nil).

p)	Stock-based Compensation

The Company records stock-based compensation in accordance with SFAS No. 123R “Share Based Payments”, using the fair value method. The Company has not issued any stock options since its inception.

q)	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS No. 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

Page - 8

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006
(Expressed in US dollars)

2. Summary of Significant Accounting Policies (continued)

q)	Recent Accounting Pronouncements (continued)

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140", to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for the Impairment or Disposal of Long-Lived Assets", to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

3. Property and Equipment
	November 30, 2006			May 31, 2006
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Computer hardware	837	686	151	291

4. Intangible Assets
	November 30, 2006			May 31, 2006
		Accumulated	Net Book	Net Book
	Cost	Amortization	Value	Value
	$	$	$	$

Website domain name	1	-	1	1
Website development costs	1,468	917	551	734

	1,469	825	552	735

Page - 9

NSM Holdings, Inc.
(A Development Stage Company)
Notes to the Consolidated Financial Statements
November 30, 2006
(Expressed in US dollars)

5. Related Party Balances/Transactions

a)
At November 30, 2006, the Company is indebted to a director of the Company in the amount of $10,000, representing expenses paid on behalf of the Company. This amount is non-interest bearing, unsecured and has no specific repayment terms.

b)	During the six months ended November 30, 2006, the Company paid $2,691 to the President of the Company for management services rendered.

6. Commitment

a)	The Company entered into a consulting agreement commencing August 1, 2006 for consulting services at a rate of CDN $2,120 per month.

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

NSM incurred net losses for the three month period ended November 30, 2005 and for the three month period ended November 30, 2006 of $14,879 and $33,668 respectively.

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

Revenue
From inception on April 8, 2004 to November 30, 2006, NSM earned $68,899 in revenues. The concurrent cost of sales was $54,019, resulting in gross profit from operations of $14,880. During the same period, NSM incurred $172,289 in total expenses, as listed below under “Expenses”. As a result, since inception, NSM had total net loss of $157,409.

For the three month period ended November 30, 2006, NSM recorded no sales of its products. During the same period, NSM incurred $33,668 in total expenses, as listed below under “Expenses”. As a result, for the three month period ended November 30, 2006, NSM had total net loss of $33,668.

For the three month period ended November 30, 2005, NSM realized $2,312 in sales of its products. The concurrent cost of sales was $1,592, resulting in gross profit from operations of $720. During the same period, NSM incurred $15,599 in total expenses, as listed below under “Expenses”. Therefore, for the three month period ended November 30, 2005 NSM had total net loss of $14,879.

Expenses

NSM’s expenses increased by $18,069 or 115% from $15,599 for the three month period ended November 30, 2005 to $21,856 for the three month period ended November 30, 2006. The increase was primarily due to a $11,813 write-off of uncollectible accounts receivable, a $4,906 increase in consulting fees, and a $1,687 increase in professional fees, which was a result of a consulting agreement commencing August 1, 2006 for consulting, administration, and bookkeeping services and cost of preparation of income tax returns. .

NSM had cash of $5,446 at November 30, 2006. For the three month period ended November 30, 2006, NSM had a net loss of $33,668, including (a) general and administrative expenses of $13,337, which included a write-off of uncollectible accounts receivable of $11,813, rent of $1,538, and a net recovery of office and general expenses of $14; (b) professional fees of $13,128, which included legal fees of $2,513, accounting fees of $1,500 for preparation of the financial statements, auditor’s fees of $7,750, and income tax services of $1,365; (c) consulting fees of $5,698; (d) management service fees of $1,344; and (e) amortization of $161 for the accumulated amortization on the website.

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

Liquidity and Financial Condition

NSM had cash of $5,446 and working capital deficiency of $34,416 at November 30, 2006. During the period from inception on April 8, 2004 to November 30, 2006, NSM used $113,445 in cash for operating activities. Cash used in operations was financed by the sale of common stock of $120,196, net of offering cost of $21,305. NSM has accumulated a deficit of $152,409 since inception and has a stockholder’s deficit of $33,713.

Page - 12

There are no material defaults or past due amounts for the accounts payable or accrued liabilities. Accounts payable, accrued liabilities, and due to a related party have increased since May 31, 2006 due to costs associated with business operations, sale of products, and a loan from a director of NSM.

As of May 31, 2006, NSM’s total assets were $37,327 and its total liabilities were $24,512. As of November 30, 2006, NSM’s total assets were $16,252 and its total liabilities were $49,965. The decrease of $21,075 in the assets during the six month period ended November, 2006 was a direct result of a decrease of $8,651 in cash and a decrease of $14,425 in accounts receivable, and an increase of $2,324 in prepaid and deposits.

The increase of $25,453 in liabilities during the six month period ended November 30, 2006 was a direct result of an increase of $14,490 in accounts payable, an increase of $2,597 in accrued liabilities, and an increase of $8,366 in liabilities due to a related party. The increase in accrued liabilities for the six month period ended November 30, 2006 was for legal and accounting and the increase in due to a related party was due to a loan from a director.

NSM has no contingencies or long-term commitments.

NSM has not attained profitable operations and is dependent upon obtaining financing to continue and to expand its existing business operations and to complete its plan of operation. For these reasons, NSM’s auditors stated in their report that they have substantial doubt that NSM will be able to continue as a going concern.

NSM’s future business activities are dependent upon its ability to obtain third party financing in the form of debt and equity and ultimately to generate future profitable e-commerce activity or revenue from its product and services. Since inception on April 8, 2004 through to November 30, 2006, NSM has only generated $68,899 in revenues, and has experienced negative cash flow from its e-commerce activities. NSM may look to secure additional funds through future debt or equity financings. Such financings may not be available or may not be available on reasonable terms.

Plan of Operations

NSM has not had any significant revenues generated from its business operations since inception. Zuber Jamal expects that the revenues generated from its website for the next 12 months will not be enough for NSM’s required working capital. Until NSM is able to generate any consistent and significant revenue, it may be required to raise additional funds by way of equity.

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

Page - 14

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

Page - 15

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

Forward-looking statements in this Form 10-QSB include statements regarding (1) expectation that revenue will increase during fiscal 2007; (2) expectation participant base increasing; (3) expectation of future operating expenses increasing; (4) expectation that the development of NSM’s business will cause wages, marketing and promotional costs to increase; (5) expectation that working capital needs for fiscal 2007 will be funded through the equity capital markets and private financings; (6) expectation of future developments of content, features, and services to be provided on the website; and (7) expectation that inflation will not have a material impact on future operations. All forward-looking statements are made as of the date of filing of this Form 10-QSB and NSM disclaims any duty to update such statements.

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

Page - 16

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

Page - 17

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
Dated: January 15, 2007

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

Date: January 15, 2007

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

Date: January 15, 2007

/s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

Page - 22

Exhibit 32

Page - 23

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NSM Holdings, Inc. (“NSM”) on Form 10-QSB for the period ending November 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, President, Chief Executive Officer of NSM and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

/s/ Zuber Jamal
Zuber Jamal
Chief Executive Officer

January 15, 2007

Page - 24

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of NSM Holdings, Inc. (“NSM”) on Form 10-QSB for the period ending November 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Zuber Jamal, Chief Financial Officer of NSM and sole member of the Board of Directors, certify, pursuant to s.906 of the Sarbanes-Oxley Act of 2002, that:

(1)   The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)   The information contained in the Report fairly represents, the financial condition and result of operations of NSM.

/s/ Zuber Jamal
Zuber Jamal
Chief Financial Officer

January 15, 2007

Page - 25